Form 10QSB
period 1997-03-31
PINNACLE BANKSHARES CORP
filed 1997-05-09
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                       Commission File Number: 333-20399


                        PINNACLE BANKSHARES CORPORATION
       (Exact name of small business issuer as specified in its charter)


          VIRGINIA                                           54-1832714
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)


                                  P.O. Box 29
                           Altavista, Virginia 24517
                    (Address of principal executive offices)


                                 (804) 369-3000
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                              No

At April 8, 1997, 239,675 shares of The First National Bank of Altavista's common stock, $2 par value, were outstanding.

Transitional small business disclosure format:    Yes      No x .

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB
                                 MARCH 31, 1997

                                     INDEX


Part I.   FINANCIAL INFORMATION


            Item 1.  Financial Statements

                        Balance Sheets as of March 31, 1997
                         and December 31, 1996                            3

                        Statements of Income for the periods ended
                         March 31, 1997 and 1996                          4

                        Statements of Cash Flows for the periods ended
                         March 31, 1997 and 1996                          5

                        Notes to Financial Statements                    6-7


            Item 2.     Management's Discussion and Analysis or Plan
                                    of Operations                         8


Part II.    OTHER INFORMATION

            Item 1.     Legal Proceedings                                11

            Item 4.     Submission of Matters to a Vote of
                                    Security Holders                     11

            Item 5.     Other Information                                11

            Item 6.     Exhibits and Reports on Form 8-K                 13


            SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        PINNACLE BANKSHARES CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)
                       (Amounts in thousands of dollars)



==========================================================================================================================
ASSETS                                                                               March 31, 1997      December 31, 1996

Cash and cash equivalents:  (note 2)
                       Cash and due from banks                                                $2,677               $3,159
                       Federal funds sold                                                      3,773                2,585
                                                                                            --------             --------
Total cash and cash equivalents                                                                6,450                5,744

Securities  (note 3):
                       Available-for-sale, at fair value                                      22,819               23,861
                       Held-to-maturity, at amortized cost                                    11,335               11,905
Federal Reserve Bank stock, at cost                                                               75                   75
Federal Home Loan Bank Stock, at cost                                                            409                  403
Loans, net (note 4)                                                                           82,067               79,842
Bank premises and equipment, net                                                               1,313                1,216
Other real estate owned                                                                          155                  156
Accrued income receivable                                                                        958                1,066
Other assets                                                                                     711                  683
                                                                                            --------             --------
Total assets                                                                                $126,292             $124,951
=========================================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
                       Deposits:
                            Demand                                                             9,775                9,830
                            Savings and NOW accounts                                          37,991               36,322
                            Time                                                              64,476               65,052
                                                                                            --------             --------
                       Total deposits                                                        112,242              111,204

                       Accrued interest payable                                                  605                  537
                       Other liabilities                                                         597                  553
                                                                                            --------             --------
Total liabilities                                                                            113,444              112,294
                                                                                            --------             --------
Stockholders' equity:
                       Common stock, $2 par value. Authorized 350,000 shares,
                            issued and outstanding 239,675 shares in 1997 and 1996               479                  479
                       Capital surplus                                                         2,016                2,016
                       Retained earnings                                                      10,501               10,174
                       Unrealized gains(losses) on available-for-sale securities,
                            net of deferred tax expense (benefit)                               (148)                 (12)
                                                                                            --------             --------
Total stockholders' equity                                                                    12,848               12,657

Total liabilities and stockholders'  equity                                                 $126,292             $124,951
==========================================================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)


==============================================================================================================
                                                                            For the Period     For the Period
                                                                            January 1, 1997    January 1, 1996
                                                                                Through            Through
                                                                            March 31, 1997     March 31, 1996
                                                                            --------------     ---------------
Interest Income:
             Interest and fees on loans                                        $1,871              1,747
             Interest on securities:
                         U.S. Treasury                                             65                 47
                         U.S. Government agencies                                 296                322
                         Corporate                                                 14                 11
                         States and political subdivisions (tax exempt)           165                167
                         Other                                                     12
             Interest on federal funds sold                                        30                 50
                                                                            ----------------------------
Total interest income                                                           2,453              2,344
                                                                            ----------------------------
Interest expense:
             Interest on deposits:
                         Savings and NOW accounts                                 276                280
                         Time - other                                             774                764
                         Time - $100,000 and over                                 138                149
                                                                            ----------------------------
Total interest expense                                                          1,188              1,193
                                                                            ----------------------------
Net interest income                                                             1,265              1,151

Provision for loan losses                                                          60                 45
                                                                            ----------------------------
Net interest income after provision for loan losses                             1,205              1,106

Noninterest income:
            Service charges on deposit accounts                                    61                 58
            Net gain(loss) on calls and sales of securities                         4                 12
            Other operating income                                                 47                 32
                                                                            ----------------------------
Total noninterest income                                                          112                102
                                                                            ----------------------------
Noninterest expense:
            Salaries and employee benefits                                        408                379
            Occupancy expense                                                      24                 24
            Furniture and equipment                                                79                 71
            FDIC assessment                                                         5                 10
            Other operating expenses                                              190                177
                                                                            ----------------------------
Total noninterest expense                                                         706                661

Income before income tax expense                                                  611                547
                                                                            ----------------------------
Income tax expense                                                                169                147
                                                                            ----------------------------
Net income                                                                       $442               $400
========================================================================================================
Net income per share (note 5)                                                   $1.84              $1.67
========================================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION
                            STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)


===========================================================================================================
                                                                          For the Period    For the Period
                                                                          January 1, 1997   January 1, 1996
                                                                              Through          Through
                                                                          March 31, 1997    March 31, 1996
                                                                          --------------    ---------------
Cash flows from operating activities:
      Net income                                                              $442               $400
      Adjustments to reconcile net income to net cash provided
                by operating activities:
                   Depreciation of bank premises and equipment                  53                 49
                   Amortization of core deposit premium                          4                  5
                   Amortization of net unearned fees                           (26)               (27)
                   Net amortization (accretion) of premiums and
                           discounts on securities                               2                 (9)
                   Provision for loan losses                                    60                 45
                   Provision for deferred income taxes                          24                  0
                   Net (gain) loss on calls and sales of securities             (4)               (12)
                   Net (increase) decrease in:
                           Accrued income receivable                           108                  9
                           Other assets                                        (44)                58
                   Net increase (decrease) in:
                           Accrued interest payalbe                             68                118
                           Other liabilities                                    44                 77
                                                                          ----------------------------
Net cash provided by operating activities                                      731                713
======================================================================================================
Cash flows from investing activities:
      Purchases of held-to-maturity securities                                   0               (984)
      Purchases of available-for-sale securities                              (217)            (4,441)
      Proceeds from maturities and calls of held-to-maturity securities        570              1,402
      Proceeds from sale, maturities and calls of available-for-sale
                securities                                                   1,053              2,535
      Purchase of Federal Home Loan Bank stock                                  (6)                 0
      Net increase in loans                                                 (2,237)              (156)
      Recoveries on loans charged off                                           38                 33
      Purchases of bank premises and equipment                                (150)               (82)
      Rent payments on other real estate owned                                   1                  1
                                                                          ----------------------------
Net cash used in investing activities                                         (948)            (1,692)
======================================================================================================
Cash flows from financing activites:
      Net increase in demand, savings and NOW deposits                       1,614                283
      Net increase (decrease) in time deposits                                (576)             1,318
      Dividends paid                                                          (115)              (101)
                                                                          ----------------------------
Net cash provided by financing activities                                      923              1,500
======================================================================================================
Net increase in cash and cash equivalents                                      706                521

Cash and cash equivalents, beginning of year                                 5,744              6,165
                                                                          ----------------------------
Cash and cash equivalents, end of year                                      $6,450             $6,686
======================================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION


                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


Organization and Summary of Significant Accounting Policies

(1)  GENERAL

            Pinnacle Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on January 22, 1997, primarily to serve as a holding company for The First National Bank of Altavista (the "Bank"). All requisite regulatory approvals and the satisfaction of all other conditions to the Reorganization have been completed. The Reorganization was effective on May 1, 1997. The financial statements reflect the financial position, results of operations, and cash flows of the Bank, as the formation of the holding company was consummated after the end of the quarter ending March 31, 1997. For further discussion of the holding company formation, the reader is directed to refer to the Company's Form S-4 Registration Statement (333-20399) filed January 30, 1997, as amended.

            The financial statements conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

            For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

(3)  SECURITIES

            The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 1997, are shown in the table below. As of March 31, 1997, securities with amortized costs of $3,239 and fair values of $3,240 were pledged as collateral for public deposits.

                                                       Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
            Available-for-Sale:            Costs       Gains      Losses  Values
            --------------------------------------------------------------------
            U.S. Treasury securities
             and obligations of U.S.
              Government corporations
              and agencies              $ 11,336          31       (217)  11,150
            Obligations of states and
              political subdivisions       3,953          84       ( 30)   4,007
            Mortgage-backed securities-
              Government                   6,878          42       (139)   6,781
            Other securities                  10           -          -      107
            Corporate securities             771           3          -      774
            --------------------------------------------------------------------

            TOTALS                      $ 23,045         160       (386)  22,819
            --------------------------------------------------------------------

                                                       Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
            Held-to-Maturity:              Costs       Gains      Losses  Values
            --------------------------------------------------------------------
            U.S. Treasury securities
             and obligations of U.S.
              Government corporations
              and agencies              $  3,637           4       ( 24)   3,617
            Obligations of states and
              political subdivisions       7,682          66       ( 57)   7,691
            Mortgage-backed securities-
              Private                         16           -          -       16
            --------------------------------------------------------------------
            TOTALS                      $ 11,335          70       ( 81)  11,324
            --------------------------------------------------------------------


(4)         ALLOWANCE FOR LOAN LOSSES

            Changes in the allowance for loan losses are as follows:

            Balance at January 1, 1997                      $674

            Provision for loan losses                         60

            Loans charged off                                (84)

            Recoveries                                        38
                                                            ----
            Balance at March 31, 1997                       $688
                                                            ====



(5)         NET INCOME PER SHARE

            Net income per share is based upon the weighted average number of common stock shares outstanding during the period. Shares outstanding during the period were 239,675.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS(Amounts in 000's)

            On April 8, 1997, the shareholders approved an Agreement and Plan of Reorganization, dated January 22, 1997, as amended (the Agreement), relating to the formation of a bank holding company structure with Pinnacle Bankshares Corporation (hereinafter referred to as "the Company") serving as the holding company of the Bank. This transaction was consummated on May 1, 1997, accordingly, financial information for the period ended March 31, 1997, contained herein, only reflects the operations of the Bank. For further discussion on the holding company formation, the reader is directed to refer to the Company's Form S-4 Registration Statement (333-20399) filed January 30, 1997 and Item 5 herein below. The Company is disclosing the consummation of the transaction in this form 10-QSB in lieu of filing a Form 8K.

            Total assets at March 31, 1997 were $126,292, up 1.07% from $124,951 at December 31, 1996, reflecting growth in loans. The principal components of the Bank's assets at the end of the period were $34,154 in securities and $82,067 in net loans. During the three month period, gross loans increased 2.75% or $2,226. The Bank's lending activities are a principal source of income. Bank premises and equipment grew 7.04%, basically due to contracts-in-progress, related to construction of an addition to the main office facility.

            Total liabilities at March 31, 1997 were $113,444, up from $112,294 at December 31, 1996, with the increase almost entirely represented by $1,038 or
 .93% growth in deposits. Non-interest bearing demand deposits decreased $55 or .56% and represented 8.71% of total deposits. The Bank's deposits are provided by individuals and businesses located within the communities served.

            Total shareholders' equity at March 31, 1997 was $12,848 consisting of $10,501 in retained earnings, reduced by $148 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1996, total shareholder's equity was $12,657.

            The Bank had net income of $442 for the three months ended March 31, 1997, compared with net income of $400 for the comparable period in 1996, an increase of 10.50%. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

            Profitability as measured by the Bank's return on average assets
(ROA) was 1.42% for the first quarter of 1997, up from 1.34% for the same period of 1996. Another key indicator of performance, the return on average equity
(ROE) for March 31, 1997 was 14.34%, compared to 14.30% for March 31, 1996.

            Net interest income represents the principal source of earnings for the Bank. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

             The net interest margin increased from 4.27% for the three months ending March 31, 1996, to 4.48% for the three months ending March 31, 1997. Net interest income was $1,265 for the three months ended March 31, 1997 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The Bank benefitted from lower interest expense due to certain deposits repricing at lower rates.

            The Bank's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts and fees from loans. Non-interest income increased $10 or 9.80% in the first quarter of 1997 over the first quarter of 1996. The majority of this increase is attributed to income generated from loan fees and commissions on credit insurance.

            Non-interest expense increased $45 or 7.65%, in the first quarter of 1997 over the first quarter of 1996. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Bank and expenses connected with repossessed vehicles.

            A provision for loan losses of $60 was provided in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Bank's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $688 as of March 31, 1997, and represents approximately .83% of gross loans outstanding. Management believes the allowance is adequate as of March 31, 1997. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

            Total nonperforming assets, which consist of nonaccrual loans, were $80 at March 31, 1997 and December 31, 1996. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

            Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liquidity. As a result of the Bank's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At March 31, 1997, cash, securities classified as available for sale and federal funds sold were 24.07% of total earning assets compared to 24.71% at December 31,1996. Liquidity is also provided by managing the investment maturities. Additional sources of liquidity available to the Bank include its capacity to borrow additional funds through correspondent banks.

            The Bank's financial position at March 31, 1997 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

            Shareholders' equity reached $12,848 at the end of the first quarter of 1997 compared to $12,657 at December 31, 1996. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1997, the Bank's leverage ratio was 10.32% compared to 10.14% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%.

            The effect of changing prices on financial institutions is typically different from other industries as the Bank's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand, and deposits are reflected in the financial statements.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

            There are no material pending legal proceedings to which the Bank is a party or of which the property of the Bank is subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The First National Bank of Altavista Annual Shareholders Meeting was held on April 8, 1997.

            (a) The following Directors were elected to the Board of Directors for a period of one year:

                 Alvah P. Bohannon, III           R.B. Hancock, Jr.
                 John P. Erb                      James P. Kent, Jr.
                 Robert L. Finch                  Percy O. Moore
                 Robert H. Gilliam, Jr.           Herman P. Rogers, Jr.
                 Carroll E. Shelton               Kenneth S. Tyler, Jr.
                 John L. Waller

            (b) Approval was given for the formation of a bank holding company, of which the Bank will be a wholly owned subsidiary. The approval of the Agreement (as defined in Part I, Item 2) served to elect each of the directors listed in (a) above as directors of the Company upon the effective date of the transaction. The directors will be divided into three classes as set forth in the proxy materials attached hereto as Exhibit 20.


ITEM 5 - OTHER INFORMATION: ACQUISITION OR DISPOSITION OF ASSETS

            Pursuant to the instructions set forth in Item 5 of this form, and in lieu of filing a Form 8-K Current Report, the Registrant discloses hereinbelow an "Acquisition or Disposition of Assets" required to be disclosed currently pursuant to Item 2 of Form 8-K.

            Pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated as of January 22, 1997, as amended, Pinnacle Bankshares Corporation, a bank holding company organized under the laws of Virginia (the "Holding Company"), acquired, effective May 1, 1997, all of the issued and outstanding capital stock of The First National Bank of Altavista, a national banking association headquartered in Altavista, Virginia (the "Bank"). The purpose of the Agreement was to create a bank holding company structure for the Bank. The reorganization of the Bank (the "Reorganization") was accomplished through the merger of the Bank with and into Pinnacle Bank, N.A., an interim national banking association and wholly-owned subsidiary of the Holding Company.

            The Holding Company did not engage in any business activity prior to the May 1, 1997, effective date of the Reorganization, and its only significant asset at the present time is its investment in the bank resulting from the Reorganization (the "Continuing Bank"). On the effective date, the Continuing Bank changed its name to The First National Bank of Altavista.

            The operations of the Continuing Bank will continue in substantially the same manner as conducted by the Bank immediately prior to the Reorganization. All eleven directors of the Bank were appointed as of the consummation as the directors of the Holding company, and the Board of Directors of the Bank automatically became directors of the Continuing Bank, and the officers and employees of the Bank assumed corresponding positions with the Continuing Bank.

            On the effective date of the Reorganization, each share of common stock of the Bank, par value $2.00 per share, was converted into three (3) shares of common stock of the Holding Company, par value $3.00 per share. In order to effect the Reorganization, the Holding Company issued approximately 719,025 shares of its common stock.

            The shares of common stock issued by the Holding Company to shareholders of the Bank in the Reorganization were registered pursuant to a registration statement on Form S-4EF (No. 333-20399) filed by the Holding Company with the Securities and Exchange Commission ("Commission") on January 24, 1997 (the "Registration Statement"), and the registration became automatically effective under General Instruction G of Form S-4EF on the twentieth day after the date of filing. The prospectus/proxy statement ("Proxy Statement") contained in the Registration Statement and used in connection with the Annual Meeting contains a more complete description of the Business of the Bank and the Holding Company, as well as the terms of the Reorganization. Such Proxy Statement in the form mailed to shareholders of the Bank is attached hereto as Exhibit 20 (with the Agreement filed herewith separately as Exhibit
2).

            Financial Statements. The Reorganization met all of the conditions set forth in Staff Accounting Bulletin No. 50 "Financial Statement Requirements in Filings Involving the Formation of a One Bank Holding Company". Therefore, the Holding Company omitted from inclusion in the Proxy Statement the financial statements of the Bank and the information required by Guide 3 of the Industry Guides promulgated under the Securities Act of 1933. However, the audited financial statements of the Bank for the two years ended December 31, 1996, prepared in conformity with generally accepted accounting principles, as contained in the 1996 Annual Report to Shareholders of the Bank, which was furnished to shareholders along with the Proxy Statement, were included as
Exhibit 13 with the Registration Statement and are incorporated herein by reference.

           In addition, the pro forma financial information is incorporated by reference to pages 18-19 of the Proxy Statement as included in the Registration Statement.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Pursuant to the requirements of Item 7 of Form 8-K, the registrant includes herewith the following exhibits.

            Exhibit No.                    Item
            -----------                    ----
                2 Agreement and Plan of Reorganization, dated as of January 22, 1997, as amended, by and among The First National Bank of Altavista, Pinnacle Bankshares Corporation and Pinnacle Bank, N.A.


                20 A copy of the Prospectus/Proxy Statement of The First National Bank of Altavista (Exhibit A set forth as
                           Exhibit 2 above).

                27         Financial Data Schedule

                99.1 Financial Statements contained in the 1996 Annual Report to Shareholders of The First National Bank of Altavista, incorporated by reference to Exhibit 13 of the Registration Statement.

            (b)  Reports on Form 8-K

                 The Company in lieu of filing a Form 8-K related to the consummation of the holding company on May 1, 1997, has reported the transaction herein under Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PINNACLE BANKSHARES CORPORATION



MAY 6, 1997                /s/ Robert H. Gilliam, Jr.
--------------------      ---------------------------
Date                      Robert H. Gilliam Jr., President and
                          Chief Executive Officer



MAY 6, 1997                /s/ Dawn P. Crusinberry
--------------------      ------------------------------------
Date                      Dawn P. Crusinberry, Secretary,
                          Treasurer and Chief Financial Officer