Form 10QSB
period 1997-06-30
PINNACLE BANKSHARES CORP
filed 1997-08-08
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1997


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

         Yes     X                                       No
             ---------                                      ---------

At July 8, 1997, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes    No x .
                                                  ---   ---

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                                  June 30, 1997

                                      INDEX


Part I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996                                   3

            Consolidated Statements of Income for the three
             month periods ended June 30, 1997 and 1996              4


            Consolidated Statements of Income for the six
             month periods ended June 30, 1997 and 1996              5

            Consolidated Statements of Cash Flows for the
             periods ended June 30, 1997 and 1996                    6

            Notes to Consolidated Financial Statements               7-8


   Item 2.           Management's Discussion and Analysis or Plan
                     of Operations                                   9


Part II.          OTHER INFORMATION

   Item 1.           Legal Proceedings                               13

   Item 4.           Submission of Matters to a Vote of
                     Security Holders                                13

   Item 6.           Exhibits and Reports on Form 8-K                14


   SIGNATURES

                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                            PINNACLE BANKSHARES CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                           (Amounts in thousands of dollars)
----------------------------------------------------------------------------------------------------------------------
Assets                                                                        June 30, 1997         December 31, 1996

Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                             $3,355                    $3,159
                 Federal funds sold                                                      --                     2,585
                                                                                   --------                  --------
Total cash and cash equivalents                                                       3,355                     5,744

Securities  (note 3):
                 Available-for-sale, at fair value                                   22,686                    23,861
                 Held-to-maturity, at amortized cost                                 11,333                    11,905
Federal Reserve Bank stock, at cost                                                      75                        75
Federal Home Loan Bank Stock, at cost                                                   409                       403
Loans, net (note 4)                                                                  83,692                    79,842
Bank premises and equipment, net                                                      1,590                     1,216
Other real estate owned                                                                 150                       156
Accrued income receivable                                                             1,034                     1,066
Other assets                                                                            725                       683
                                                                                   --------                  --------
Total assets                                                                       $125,049                  $124,951
=====================================================================================================================


Liabilities and Stockholders' Equity

Liabilities:
                 Deposits:
                      Demand                                                          9,568                     9,830
                      Savings and NOW accounts                                       36,522                    36,322
                      Time                                                           63,993                    65,052
                                                                                   --------                  --------
                 Total deposits                                                     110,083                   111,204

                 Accrued interest payable                                               502                       537
                 Federal funds purchased                                                644                        --
                 Other liabilities                                                      534                       553
                                                                                   --------                  --------
Total liabilities                                                                   111,763                   112,294
                                                                                   --------                  --------
Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                      issued and outstanding 719,025 shares in 1997 and 1996          2,157                     2,157
                 Capital surplus                                                        338                       338
                 Retained earnings                                                   10,772                    10,174
                 Unrealized gains(losses) on available-for-sale securities,
                      net of deferred tax expense (benefit)                              19                       (12)
                                                                                   --------                  --------
Total stockholders' equity                                                           13,286                    12,657

Total liabilities and stockholders'  equity                                        $125,049                  $124,951
=====================================================================================================================

See accompanying notes to financial statements.




                                           PINNACLE BANKSHARES CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                           (Amounts in thousands of dollars, except for per share amounts)

====================================================================================================================
                                                                           For the Period             For the Period
                                                                            April 1, 1997              April 1, 1996
                                                                               Through                    Through
                                                                            June 30, 1997              June 30, 1996
                                                                            -------------              -------------

Interest Income:
                 Interest and fees on loans                                        $1,931                    $1,733
                 Interest on securities:
                                 U.S. Treasury                                         64                        58
                                 U.S. Government agencies                             286                       321
                                 Corporate                                             43                        42
                                 States and political subdivisions (tax exempt)       130                       139
                                 Other                                                 20                         2
                 Interest on federal funds sold                                        16                        59
                                                                                ---------                 ---------
Total interest income                                                               2,490                     2,354
                                                                                ---------                 ---------

Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                             279                       282
                                 Time - other                                         780                       765
                                 Time - $100,000 and over                             122                       137
                 Interest on federal funds purchased                                    5                        --
                                                                                ---------                 ---------
Total interest expense                                                              1,186                     1,184
                                                                                ---------                 ---------
Net interest income                                                                 1,304                     1,170

Provision for loan losses                                                             150                        45
                                                                                ---------                 ---------
Net interest income after provision for loan losses                                 1,154                     1,125

Noninterest income:
                 Service charges on deposit accounts                                   63                        59
                 Net gain(loss) on calls and sales of securities                       --                        --
                 Other operating income                                                38                        25
                                                                                ---------                 ---------
Total noninterest income                                                              101                        84
                                                                                ---------                 ---------
Noninterest expense:
                 Salaries and employee benefits                                       407                       388
                 Occupancy expense                                                     24                        23
                 Furniture and equipment                                               79                        75
                 FDIC assessment                                                        6                        10
                 Other operating expenses                                             198                       159
                                                                                ---------                 ---------

Total noninterest expense                                                             714                       655
                                                                                ---------                 ---------
Income before income tax expense                                                      541                       554

Income tax expense                                                                    149                       149
                                                                                ---------                 ---------
Net income                                                                           $392                      $405
===================================================================================================================
Net income per share (note 5)                                                       $0.55                     $0.56
===================================================================================================================

See accompanying notes to financial statements.






                                          PINNACLE BANKSHARES CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                          (Amounts in thousands of dollars, except for per share amounts)

====================================================================================================================
                                                                           For the Period            For the Period
                                                                          January 1, 1997            January 1, 1996
                                                                              Through                    Through
                                                                           June 30, 1997              June 30, 1996
                                                                           -------------              -------------
Interest Income:
                 Interest and fees on loans                                       $3,802                    $3,480
                 Interest on securities:
                                 U.S. Treasury                                       129                       105
                                 U.S. Government agencies                            582                       643
                                 Corporate                                            86                        81
                                 States and political subdivisions (tax exempt)      266                       278
                                 Other                                                32                         2
                 Interest on federal funds sold                                       46                       109
                                                                               ---------                 ---------
Total interest income                                                              4,943                     4,698
                                                                               ---------                 ---------
Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                            555                       562
                                 Time - other                                      1,554                     1,529
                                 Time - $100,000 and over                            260                       286
                 Interest on federal funds purchased                                   5                        --
                                                                               ---------                 ---------
Total interest expense                                                             2,374                     2,377
                                                                               ---------                 ---------
Net interest income                                                                2,569                     2,321

Provision for loan losses                                                            210                        90
                                                                               ---------                 ---------
Net interest income after provision for loan losses                                2,359                     2,231

Noninterest income:
                 Service charges on deposit accounts                                 124                       117
                 Net gain(loss) on calls and sales of securities                       4                        12
                 Other operating income                                               85                        57
                                                                               ---------                 ---------
Total noninterest income                                                             213                       186
                                                                               ---------                 ---------
Noninterest expense:
                 Salaries and employee benefits                                      815                       767
                 Occupancy expense                                                    48                        47
                 Furniture and equipment                                             158                       146
                 FDIC assessment                                                      11                        20
                 Other operating expenses                                            388                       336
                                                                               ---------                 ---------
Total noninterest expense                                                          1,420                     1,316
                                                                               ---------                 ---------
Income before income tax expense                                                   1,152                     1,101

Income tax expense                                                                   318                       296
                                                                               ---------                 ---------
Net income                                                                          $834                      $805
==================================================================================================================
Net income per share (note 5)                                                      $1.16                     $1.12
==================================================================================================================

See accompanying notes to financial statements.






                                          PINNACLE BANKSHARES CORPORATION
                                       CONSOLIDATED STATEMENTS ON CASH FLOWS
                                                    (Unaudited)
                                         (Amounts in thousands of dollars)

==================================================================================================================
                                                                           For the Period            For the Period
                                                                          January 1, 1997            January 1, 1996
                                                                              Through                    Through
                                                                           June 30, 1997              June 30, 1996
                                                                           -------------              -------------

Cash flows from operating activities:
          Net income                                                                $834                      $805
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
                 Depreciation of bank premises and equipment                         106                        99
                 Amortization of core deposit premium                                  8                         9
                 Amortization of organization costs                                    1                       ---
                 Amortization of net unearned fees                                   (50)                      (48)
                 Net amortization (accretion) of premiums and
                         discounts on securities                                       3                       (10)
                 Provision for loan losses                                           210                        90
                 Provision for deferred income taxes                                  52                       (21)
                 Net (gain) loss on calls and sales of securities                     (4)                      (10)
                 Net (increase) decrease in:
                         Accrued income receivable                                    32                       (81)
                         Other assets                                               (174)                       21
                 Net increase (decrease) in:
                         Accrued interest payable                                    (35)                       (3)
                         Other liabilities                                           (18)                       48
                                                                               ---------                 ---------
Net cash provided by operating activities                                            965                       899
==================================================================================================================

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                   ---                    (1,531)
          Purchases of available-for-sale securities                                (217)                   (5,460)
          Proceeds from maturities and calls of held-to-maturity securities          573                     1,403
          Proceeds from sale, maturities and calls of available-for-sale
                    securities                                                     1,440                     3,878
          Purchase of Federal Home Loan Bank stock                                    (6)                      ---
          Net increase in loans                                                   (4,038)                     (801)
          Recoveries on loans charged off                                             81                        87
          Increase in federal funds purchased                                        644                       ---
          Purchases of bank premises and equipment                                  (480)                      (99)
          Rent payments on other real estate owned                                     6                         1
                                                                               ---------                 ---------
Net cash used in investing activities                                             (1,997)                   (2,522)
==================================================================================================================

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits                (62)                      866
          Net increase (decrease) in time deposits                                (1,059)                      306
          Dividends paid                                                            (236)                     (206)
                                                                               ---------                 ---------
Net cash provided by financing activities                                         (1,357)                      966
==================================================================================================================

Net increase in cash and cash equivalents                                         (2,389)                     (657)

Cash and cash equivalents, beginning of year                                       5,744                     6,165
                                                                               ---------                 ---------
Cash and cash equivalents, end of year                                            $3,355                    $5,508
==================================================================================================================

See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                      (In thousands, except for share data)


(1)      General

         The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista ("FNBA"). All material intercompany accounts and transactions have been eliminated. The financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The First National Bank of Altavista's Annual Report for the year ended December 31, 1996.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

(2)      Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (with original maturities of three months or less), and federal funds sold.

(3)  Securities

         The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 1997, are shown in the table below. As of June 30, 1997, securities with amortized costs of $3,150 and fair values of $3,165 were pledged as collateral for public deposits.

                                                                    Gross           Gross
                                               Amortized       Unrealized      Unrealized          Fair
         Available-for-Sale:                       Costs            Gains          Losses        Values
         ------------------------------------------------------------------------------------------------
         U.S. Treasury securities
          and obligations of U.S.
           Government corporations
           and agencies                        $ 11,339               43            ( 81)        11,301
         Obligations of states and
           political subdivisions                 3,749               92            (  7)         3,834
         Mortgage-backed securities-
           Government                             6,693               48            ( 77)         6,664
         Other securities                           107                -               -            107
         Corporate securities                       768               12               -            780
         ------------------------------------------------------------------------------------------------

         Totals                                $ 22,656              195            (165)        22,686
         ------------------------------------------------------------------------------------------------

                                                                    Gross           Gross
                                               Amortized       Unrealized      Unrealized          Fair
         Held-to-Maturity:                         Costs            Gains          Losses        Values
         ------------------------------------------------------------------------------------------------
         U.S. Treasury securities
          and obligations of U.S.
           Government corporations
           and agencies                        $  3,638               11            ( 10)         3,639
         Obligations of states and
           political subdivisions                 7,681              106            ( 23)         7,764
         Mortgage-backed securities-
           Private                                   14                -               -             14
         ------------------------------------------------------------------------------------------------

         Totals                                $ 11,333              117            ( 33)        11,417
         ------------------------------------------------------------------------------------------------

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

         Balance at January 1, 1997                           $674

         Provision for loan losses                             210

         Loans charged off                                    (264)

         Recoveries                                             81
                                                              ----
         Balance at June 30, 1997                             $701
                                                              ====



(5)      Net Income Per Share

         Net income per share is based upon the weighted average number of common stock shares outstanding during the period. Shares outstanding for all periods presented were 719,025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amounts in 000's)

         The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation (the "Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

OVERVIEW

         Total assets at June 30, 1997 were $125,049, up .07% from $124,951 at December 31, 1996. The principal components of the Company's assets at the end of the period were $34,019 in securities and $83,692 in net loans. During the six month period, gross loans increased 4.73% or $3,830. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 26.87%, basically due to contracts-in-progress related to construction of an addition to the main office facility.

         Total liabilities at June 30, 1997 were $111,763, down from $112,294 at December 31, 1996, with the decrease reflective of a decline in deposits of 1,121 or 1.01%. Non-interest bearing demand deposits decreased $262 or 2.67% and represented 8.69% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served. The growth in loans and decrease in deposits resulted in federal funds being purchased as of June 30, 1997.

         Total shareholders' equity at June 30, 1997 was $13,286. At December 31, 1996, total shareholder's equity was $12,657.

         The Company had net income of $834 for the six months ended June 30, 1997, compared with net income of $805 for the comparable period in 1996, an increase of 3.60%. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

         Profitability  as measured by the  Company's  return on average  assets
(ROA) was 1.34% for the second quarter of 1997, up from 1.33% for the same period of 1996. Another key indicator of performance, the return on average equity (ROE) for June 30, 1997 was 13.29%, compared to 14.09% for June 30, 1996.

NET INTEREST INCOME

         Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company's cost of funds also affected net interest income.

          The net interest margin increased from 4.28% for the six months ending June 30, 1996, to 4.55% for the six months ending June 30, 1997. Net interest income was $2,569 for the six months ended June 30, 1997 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The Company benefitted from lower interest expense due to certain deposits repricing at lower rates.

         Net interest income for the three months ended June 30, 1997 was $1,304, up $134, or 11.45% from $1,170 for the same three months of 1996.

NON-INTEREST INCOME

         The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $27 or 14.52% for the six month period ending June 30, 1997 over the same period of 1996. Non-interest income increased $17, or 20.24% when comparing the three months ended June 30, 1997 to the same period of 1996. The majority of this increase is attributed to income generated from loan fees and commissions on credit insurance.

NON-INTEREST EXPENSE

         Non-interest expense increased $104 or 7.90%, for the six months period ending June 30, 1997 over the same period of 1996. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company and expenses connected with repossessed vehicles. An increase of 9.01% is reflected when comparing the three month period ended June 30, 1997 to the same period of 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A provision for loan losses of $210 was made for the first six months of 1997 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $701 as of June 30, 1997, and represents approximately .83% of gross loans outstanding. Management believes the allowance was adequate as of June 30, 1997. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS

         Total nonperforming assets, which consist of nonaccrual loans, were $80 at June 30, 1997 and December 31, 1996. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

         Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and investments and loans maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At June 30, 1997, cash, securities classified as available for sale and federal funds sold were 21.82% of total earning assets compared to 24.71% at December 31,1996. Liquidity is also provided by managing the investment maturities. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.


CAPITAL

         The Company's financial position at June 30, 1997 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         Shareholders' equity reached $13,286 at the end of the second quarter of 1997 compared to $12,657 at December 31, 1996. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 1997, the Company's leverage ratio was 10.54% compared to 10.14% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%.

EFFECTS OF INFLATION

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


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The consummation of the formation of Pinnacle Bankshares Corporation (the "Registrant") as the holding company of The First National Bank of Altavista (the "Bank") became effective on May 1, 1997, as reported under
Item 5 of the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on May 9, 1997. The information relating to the meeting of shareholders of the Bank held on April 8, 1997, contained in Item 5 of the previously filed Form 10-QSB is hereby incorporated by reference into the Form 10- QSB filed herewith.

         (b) The April 8, 1997, annual meeting of the shareholders of the Bank involved the election of directors. The names of each director elected to the Board of the Bank at the meeting are as follows:

   Alvah P. Bohannon, III  John P. Erb      Herman P. Rogers, Jr.
   Robert L. Finch         Percy O. Moore   Carroll E. Shelton
   Robert H. Gilliam, Jr.  John L. Waller   Kenneth S. Tyler, Jr.
   James P. Kent, Jr.                       R.B. Hancock, Jr.

         (c) The votes cast for, against or withheld for the Reorganization of the Bank into a holding company structure were as follows:
                  (1) To approve the Agreement and Plan of Reorganization, including the designation of the individuals listed above in item (b) into Class I, Class II and Class III directors, respectively, as follows:

      Class I                       Class II                    Class III
      -------                       --------                    ---------
 John P. Erb                  Alvah P. Bohannon, III       Herman P. Rogers, Jr.
 Robert L. Finch              James P. Kent, Jr.           Carroll E. Shelton
 Robert H. Gilliam, Jr.       Percy O. Moore               Kenneth S. Tyler, Jr.
 R.B. Hancock, Jr.                                         John L. Waller

        For                         Against                   Abstentions
        ---                         -------                   -----------
      184,000                         985                         203

                  (2) Election of Directors of the Bank.

    Name                          For          Against        Abstain
    ----                          ---          -------        -------

John P. Erb                     213,689           0              0
Robert L. Finch                 213,689           0              0
Robert H. Gilliam, Jr.          213,689           0              0
R.B. Hancock, Jr.               213,689           0              0
Alvah P. Bohannon, III          213,689           0              0
James P. Kent, Jr.              213,689           0              0
Percy O. Moore                  213,689           0              0
Herman P. Rogers, Jr.           213,689           0              0
Carroll E. Shelton              213,689           0              0
Kenneth S. Tyler, Jr.           213,689           0              0
John L. Waller                  213,689           0              0

         (d)      None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           Exhibit 10-Pinnacle Bankshares Corporation 1997 Incentive Stock Plan. The Plan was adopted by the Board of Directors of the Company on April 8, 1997.

                           Exhibit 27-Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PINNACLE BANKSHARES CORPORATION



AUGUST 5, 1997                      /s/ Robert H. Gilliam Jr.
--------------------                -------------------------------------
Date                                Robert H. Gilliam Jr., President and
                                    Chief Executive Officer



AUGUST 5, 1997                      /s/ Dawn P. Crusinberry
--------------------                -------------------------------------
Date                                Dawn P. Crusinberry, Secretary,
                                    Treasurer and Chief Financial Officer