Form 10QSB
period 1997-09-30
PINNACLE BANKSHARES CORP
filed 1997-10-27
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

At October 14, 1997, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes    No  x .
                                                  ---    ---

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                               September 30, 1997

                                      INDEX

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30,
                   1997 and December 31, 1996                            3

                  Consolidated Statements of Income for the three
                   month periods ended September 30, 1997 and 1996       4

                  Consolidated Statements of Income for the nine
                   month periods ended September 30, 1997 and 1996       5

                  Consolidated Statements of Cash Flows for the
                   periods ended September 30, 1997 and 1996             6

                  Notes to Consolidated Financial Statements             7-8

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operations                                          9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                      13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                       13

         Item 6.  Exhibits and Reports on Form 8-K                       13


         SIGNATURES

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        PINNACLE BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

=============================================================================================
Assets                                                  September 30, 1997  December 31, 1996
Cash and cash equivalents:  (note 2)
         Cash and due from banks                               $2,690             $3,159
         Federal funds sold                                     1,590              2,585
                                                          -----------------------------------
Total cash and cash equivalents                                 4,280              5,744

Securities  (note 3):
         Available-for-sale, at fair value                     22,379             23,861
         Held-to-maturity, at amortized cost                   11,302             11,905
Federal Reserve Bank stock, at cost                                75                 75
Federal Home Loan Bank Stock, at cost                             409                403
Loans, net (note 4)                                            86,481             79,842
Bank premises and equipment, net                                2,444              1,216
Other real estate owned                                           150                156
Accrued income receivable                                         975              1,066
Other assets                                                      563                683
                                                          -----------------------------------
Total assets                                                 $129,058           $124,951
=============================================================================================

Liabilities and Stockholders' Equity

Liabilities:
         Deposits:
              Demand                                            8,934              9,830
              Savings and NOW accounts                         37,830             36,322
              Time                                             67,247             65,052
         Total deposits                                       114,011            111,204
                                                          -----------------------------------
         Accrued interest payable                                 654                537
         Other liabilities                                        703                553
                                                          -----------------------------------
Total liabilities                                             115,368            112,294
                                                          -----------------------------------
Stockholders' equity:
         Common stock, $3 par value. Authorized
              3,000,000 shares, issued and
              outstanding 719,025 shares in
              1997 and 1996                                     2,157              2,157
         Capital surplus                                          338                338
         Retained earnings                                     11,107             10,174
         Unrealized gains(losses) on available-for-sale
              securities, net of deferred tax expense
              (benefit)                                            88                (12)
                                                          ------------------------------
Total stockholders' equity                                     13,690             12,657

Total liabilities and stockholders'  equity                  $129,058           $124,951
=============================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

                                                           For the Period      For the Period
                                                            July 1, 1997         July 1, 1996
                                                              Through              Through
                                                         September 30, 1997  September 30, 1996
                                                         ------------------  ------------------
Interest Income:
         Interest and fees on loans                            $2,002               $1,810
         Interest on securities:
                  U.S. Treasury                                    65                   60
                  U.S. Government agencies                        282                  313
                  Corporate                                        43                   43
                  States and political subdivisions
                    (tax exempt)                                  126                  136
                  Other                                            18                    0
         Interest on federal funds sold                            53                   25
                                                          -------------------------------------
Total interest income                                           2,589                2,387

Interest expense:
         Interest on deposits:
                  Savings and NOW accounts                        286                  276
                  Time - other                                    807                  782
                  Time - $100,000 and over                        167                  125
                                                          -------------------------------------
Total interest expense                                          1,260                1,183
                                                          -------------------------------------
Net interest income                                             1,329                1,204

Provision for loan losses                                          75                   45
                                                          -------------------------------------
Net interest income after provision for loan losses             1,254                1,159

Noninterest income:
         Service charges on deposit accounts                       63                   61
         Other operating income                                    32                   23
                                                          -------------------------------------
Total noninterest income                                           95                   84
                                                          -------------------------------------
Noninterest expense:
         Salaries and employee benefits                           414                  389
         Occupancy expense                                         26                   25
         Furniture and equipment                                   80                   78
         FDIC assessment                                            5                   98
         Other operating expenses                                 187                  159
                                                          -------------------------------------
Total noninterest expense                                         712                  749
                                                          -------------------------------------
Income before income tax expense                                  637                  494

Income tax expense                                                179                  130
                                                          -------------------------------------
Net income                                                       $458                 $364
===============================================================================================
Net income per share (note 5)                                   $0.64                $0.51
===============================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

                                                           For the Period      For the Period
                                                           January 1, 1997     January 1, 1996
                                                              Through              Through
                                                         September 30, 1997   September 30, 1996
                                                         ------------------   ------------------
Interest Income:
         Interest and fees on loans                            $5,804               $5,290
         Interest on securities:
                  U.S. Treasury                                   194                  165
                  U.S. Government agencies                        864                  956
                  Corporate                                       129                  124
                  States and political subdivisions
                    (tax exempt)                                  392                  414
                  Other                                            50                    2
         Interest on federal funds sold                            99                  134
                                                          --------------------------------------
Total interest income                                           7,532                7,085
                                                          --------------------------------------
Interest expense:
         Interest on deposits:
                  Savings and NOW accounts                        841                  838
                  Time - other                                  2,361                2,311
                  Time - $100,000 and over                        427                  411
         Interest on federal funds purchased                        5                   --          --
                                                          --------------------------------------
Total interest expense                                          3,634                3,560
                                                          --------------------------------------
Net interest income                                             3,898                3,525

Provision for loan losses                                         285                  135
                                                          --------------------------------------
Net interest income after provision for loan losses             3,613                3,390

Noninterest income:
         Service charges on deposit accounts                      187                  178
         Net gain(loss) on calls and sales of securities            4                   12
         Other operating income                                   117                   80
                                                          --------------------------------------
Total noninterest income                                          308                  270
                                                          --------------------------------------
Noninterest expense:
         Salaries and employee benefits                         1,229                1,156
         Occupancy expense                                         74                   72
         Furniture and equipment                                  238                  224
         FDIC assessment                                           16                  118
         Other operating expenses                                 575                  495
                                                          --------------------------------------
Total noninterest expense                                       2,132                2,065
                                                          --------------------------------------
Income before income tax expense                                1,789                1,595

Income tax expense                                                497                  426
                                                          --------------------------------------
Net income                                                     $1,292               $1,169
================================================================================================
Net income per share (note 5)                                   $1.80                $1.63
================================================================================================

See accompanying notes to financial statements.

                        PINNACLE BANKSHARES CORPORATION
                     CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                           For the Period      For the Period
                                                           January 1, 1997     January 1, 1996
                                                              Through              Through
                                                         September 30, 1997   September 30, 1996
                                                         ------------------   ------------------
Cash flows from operating activities:
     Net income                                                $1,292              $1,169
     Adjustments to reconcile net income to
              net cash provided
              by operating activities:
         Depreciation of bank premises and equipment              158                 151
         Amortization of core deposit premium                      12                  14
         Amortization of organization costs                         3                  --
         Amortization of net unearned fees                        (74)                (79)
         Net amortization (accretion) of premiums and
                 discounts on securities                            5                  (4)
         Provision for loan losses                                285                 135
         Provision for deferred income taxes                       15                  (6)
         Net (gain) loss on calls and sales of securities          (4)                (12)
         Net (increase) decrease in:
                 Accrued income receivable                         91                  15
                 Other assets                                     (22)                 (6)
         Net increase (decrease) in:
                 Accrued interest payable                         117                 117
                 Other liabilities                                150                 220
                                                          -----------------------------------
Net cash provided by operating activities                       2,028               1,714
=============================================================================================
Cash flows from investing activities:
          Purchases of held-to-maturity securities                 --              (1,657)
          Purchases of available-for-sale securities             (217)             (5,460)
          Proceeds from maturities and calls of
              held-to-maturity securities                         604               1,435
          Proceeds from sale, maturities and calls of
              available-for-sale securities                     1,849               4,223
          Purchase of Federal Home Loan Bank stock                 (6)               (403)
          Net increase in loans                                (6,921)             (3,045)
          Recoveries on loans charged off                         131                 109
          Purchases of bank premises and equipment             (1,386)               (157)
          Rent payments on other real estate owned                  6                   2
                                                          -----------------------------------
Net cash used in investing activities                          (5,940)             (4,953)
=============================================================================================
Cash flows from financing activites:
          Net increase (decrease) in demand, savings
               and NOW deposits                                   612                 (14)
          Net increase (decrease) in time deposits              2,195               1,175
          Dividends paid                                         (359)               (312)
                                                          -----------------------------------
Net cash provided by financing activities                       2,448                 849
=============================================================================================
Net increase in cash and cash equivalents                      (1,464)             (2,390)

Cash and cash equivalents, beginning of year                    5,744               6,165
                                                          -----------------------------------
Cash and cash equivalents, end of period                       $4,280              $3,775
=============================================================================================

See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                      (In thousands, except for share data)

(1)      General

         The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996.

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

(3)      Securities

         The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 1997, are shown in the table below. As of September 30, 1997, securities with amortized costs of $3,950 and fair values of $3,976 were pledged as collateral for public deposits.

                                                      Gross        Gross
                                     Amortized   Unrealized   Unrealized    Fair
Available-for-Sale:                      Costs        Gains       Losses  Values
--------------------------------------------------------------------------------
U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                       $11,341         49        (49)     11,341
Obligations of states and
    political subdivisions               3,647        101         --       3,748
Mortgage-backed securities-
    Government                           6,384         52        (35)      6,401
Other securities                           107         --         --         107
Corporate securities                       766         16         --         782
--------------------------------------------------------------------------------

Totals                                 $22,245        218        (84)     22,379
--------------------------------------------------------------------------------

                                                      Gross        Gross
                                     Amortized   Unrealized   Unrealized    Fair
Held-to-Maturity:                        Costs        Gains       Losses  Values
--------------------------------------------------------------------------------

U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies                           $ 3,640        14        (5)     3,649
Obligations of states and
     political subdivisions                 7,649       131       (13)     7,767
Mortgage-backed securities-
     Private                                   13      --        --           13
--------------------------------------------------------------------------------

Totals                                    $11,302       145       (18)    11,429
--------------------------------------------------------------------------------


(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

         Balance at January 1, 1997                           $674

         Provision for loan losses                             285

         Loans charged off                                    (318)

         Recoveries                                            131
                                                               ---

         Balance at September 30, 1997                        $772
                                                              ====



(5)      Net Income Per Share

         Net income per share is based upon the weighted average number of common stock shares outstanding during the period. Shares outstanding for all periods presented were 719,025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000's)

         The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation (the "Company"). The discussion below reflects the Consolidated Financial Statements of the Company and its subsidiary. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

OVERVIEW

         Total assets at September 30, 1997 were $129,058, up 3.29% from $124,951 at December 31, 1996. The principal components of the Company's assets at the end of the period were $33,681 in securities and $86,481 in net loans. During the nine month period, gross loans increased 8.25% or $6,680. The Company's lending activities are a principal source of income.

         The Company's premises and equipment grew 89.12%, basically due to contracts-in-progress related to construction of an addition to the main office facility. In addition, on August, 14, 1997, the Bank formed a subsidiary, FNB Property Corp., and through this subsidiary has purchased property in Campbell County for future expansion.

         Total liabilities at September 30, 1997 were $115,368, up from $112,294 at December 31, 1996, with the increase reflective of a rise in total deposits of $2,807 or 2.52%. Non-interest bearing demand deposits decreased $896 or 9.11% and represented 7.84% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total shareholders' equity at September 30, 1997 was $13,690. At December 31, 1996, total shareholders' equity was $12,657.

         The Company had net income of $1,292 for the nine months ended September 30, 1997, compared with net income of $1,169 for the comparable period in 1996, an increase of 10.52%. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

         Profitability as measured by the Company's return on average assets
(ROA) was 1.36% for the third quarter of 1997, up from 1.29% for the same period of 1996. Another key indicator of performance, the return on average equity
(ROE) for September 30, 1997 was 13.33%, compared to 13.31% for September 30, 1996.

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

          The net interest margin increased from 4.31% for the nine months ending September 30, 1996, to 4.54% for the nine months ending September 30, 1997. Net interest income was $3,898 for the nine months ended September 30, 1997 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The Company benefitted from lower interest expense due to certain deposits repricing at lower rates.

         Net interest income for the three months ended September 30, 1997 was $1,329, up $125, or 10.38% from $1,204 for the same three months of 1996.

NON-INTEREST INCOME

         The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $38 or 14.07% for the nine month period ending September 30, 1997 over the same period of 1996. Non-interest income increased $11, or 13.10% when comparing the three months ended September 30, 1997 to the same period of 1996. The majority of this increase is attributed to income generated from loan fees and commissions on credit insurance.

NON-INTEREST EXPENSE

         Non-interest expense increased $67 or 3.24%, for the nine month period ending September 30, 1997 over the same period of 1996. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company and expenses connected with repossessed vehicles. A decrease of 4.94% is reflected when comparing the three month period ended September 30, 1997 to the same period of 1996. This decrease is due to a decrease in FDIC expense. In 1996, the Bank was required to make a one-time SAIF assessment to the FDIC in the amount of $89.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A provision for loan losses of $285 was made for the first nine months of 1997 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $772 as of September 30, 1997, and represents approximately .88% of gross loans outstanding. Management believes the allowance was adequate as of September 30, 1997. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS

         Total nonperforming assets, which consist of nonaccrual loans, were $80 at September 30, 1997 and December 31, 1996. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

         Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, interest-earning deposits in other financial institutions and loan repayments. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the Company maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At September 30, 1997, cash, securities classified as available for sale and federal funds sold were 21.60% of total earning assets compared to 24.71% at December 31, 1996. Liquidity is also provided by managing the investment maturities. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.

CAPITAL

         The Company's financial position at September 30, 1997 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         Shareholders' equity reached $13,690 at the end of the third quarter of 1997 compared to $12,657 at December 31, 1996. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 1997, the Company's leverage ratio was 10.42% compared to 10.14% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%.

EFFECTS OF INFLATION

         The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand, and deposits are reflected in the financial statements.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

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

                                          PINNACLE BANKSHARES CORPORATION

OCTOBER 22, 1997                          /s/ Robert H. Gilliam Jr.
-------------------------                 --------------------------------------
Date                                      Robert H. Gilliam Jr., President and
                                          Chief Executive Officer

OCTOBER 22, 1997                          /s/ Dawn P. Crusinberry
-------------------------                 --------------------------------------
Date                                      Dawn P. Crusinberry, Secretary,
                                          Treasurer and Chief Financial Officer