Form 10KSB
period 1997-12-31
PINNACLE BANKSHARES CORP
filed 1998-03-17
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-23909

                         PINNACLE BANKSHARES CORPORATION
                 (Name of small business issuer in its charter)


          VIRGINIA                                      54-1832714
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)


            P.O. Box 29
       Altavista, Virginia 24517                     24517-0029
   (Address of principal executive offices)          (ZIP CODE)

Issuer's telephone number (804) 369-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $3.00
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.[ ]

         State issuer's revenues for its most recent fiscal year:$10,530,000

         The aggregate market value of the voting stock held by nonaffiliates as of February 10, 1998: $13,289,000

The number of shares outstanding of Common Stock as of March 10, 1998: 719,025 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated in Part II of this report which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 14, 1998 as filed with the Registrants definitive proxy statement filed with the Commission on March 10, 1998 are incorporated in Part III of this report.

Transitional small business disclosure format: Yes [ ] No [x].

                         PINNACLE BANKSHARES CORPORATION
                         1997 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.           Description of Business                                      3
                           General Development of Business
                           Competition
                           Supervision and Regulation
                           Employees
Item 2.           Description of Properties                                    7
Item 3.           Legal Proceedings                                            7
Item 4.           Submission of Matters to a Vote of Security Holders          7

                                     PART II

Item 5.           Market for Common Equity and Related
                   Stockholder Matters Dividends                               7
Item 6.           Management's Discussion and Analysis
Item 7.           Financial Statements                                         8
Item 8.           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                         8

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                   of the Exchange Act                                         8
Item 10.          Executive Compensation                                       8
Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management                                               8
Item 12.          Certain Relationships and Related Transactions               8
Item 13.          Exhibits and Reports on Form 8-K                             8

SIGNATURES

                                     PART I

Item 1.           Description of Business.

General Development of Business

         Pinnacle Bankshares Corporation, a Virginia corporation (the "Company"), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Altavista, Virginia. The Company conducts all of its business activities through offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the "Bank"). The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish. The Company's administrative offices are located at 622 Broad Street, Altavista, Virginia.

         The Bank was organized as a national bank in 1908 and commenced its general banking operations in December of that year, providing services to commercial and agricultural businesses and individuals in the Altavista area. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit.

         The Bank serves a trade area consisting primarily of southern Campbell County, northern Pittsylvania County and southeastern Bedford County from facilities located in the Town of Altavista.

         The Bank owns one wholly-owned subsidiary, FNB Property Corp., which is incorporated under the laws of the Commonwealth of Virginia. FNB Property Corp. was formed to hold title to Bank premises real estate.

Competition

         In general, the banking business in central Virginia is highly competitive with respect to both loans and deposits and is dominated by a number of major banks which have offices operating throughout the state and in the Company's market area. The Company actively competes for all types of deposits and loans with other banks and with nonbank financial institutions, including savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies and other lending institutions.

         Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds and traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to acquisition of deposits. Among the advantages which the major banks have over the Company are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, and over a more diverse geographic area. Although major banks have some competitive advantages over small independent banks, the Bank has actively tried to make the loss of local independent banks a competitive advantage by soliciting customers who prefer the personal service offered by the Bank.

         The Company does not have a dependency upon a single customer or industry, the loss of which would have a material adverse effect. The Company believes the prompt response to lending requests is a positive contributing factor to the Company's competitive position in its area. The accessibility of senior management to customers and local decision-making also distinguish the Company from other financial institutions.

         In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and specialized services that it offers to customers. The Company's promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

Regulation and Supervision

         The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

         General. The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended(the "Exchange Act"), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC").

         The Company is a bank holding company within the meaning of the Bank Holding Company Act, and is registered as such with and is subject to the supervision of the Federal Reserve Bank of Richmond (the "FRB"). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB's approval is also required for the merger or consolidation of bank holding companies.

         The Company is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Company and the Bank, as well as any arrangements between the Company and the Bank, with the cost of any such examination to be borne by the Company.

         Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate; provided that the aggregate amount of the above transactions of a bank and its subsidiaries does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, the Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

         A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

         As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency ("Comptroller"). Each depositor's account with the Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each insured deposit. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

         The regulations of the FDIC, the Comptroller and FRB govern most aspects of the Company's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

         Governmental Policies and Legislation. Banking is a business that depends primarily on rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates received by the Bank on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Bank's net revenues. These rates are highly sensitive to many factors that are beyond the Bank's control. Accordingly, the Company's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes which have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

         Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by (I) assigning weighted risks to each balance sheet asset and certain off-balance sheet commitments and (II) adding up all of the weighted risks of all assets and includable off-balance sheet commitments to obtain the total risk. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 or core capital consisting primarily of equity stock. Tier 2 capital, which is to make up the remainder of total capital, consists of (I) loan loss allowance, up to 1.25% of weighted risk assets (II) mandatory convertible debentures and (III) other forms of capital. Qualified preferred capital stock may be considered core capital up to 25% of all core capital elements.

         The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and bank are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1997, the Company and Bank both met all applicable capital requirements imposed by regulation. See "Item 6. Management's Discussion and Analysis--Capital Resources."

         Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company's ability to pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, President Bush signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA is an omnibus banking reform bill which added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulation") to implement these provisions. Under the regulations, the five categories are:

         a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one
(I) having a Risk-based Capital Ratio of 10% or greater, (II) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (III) having a Leverage Ratio of 5% or greater and (IV) not being subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

         b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (I) having a Risk-based Capital Ratio of 8% or greater, (II) having a Tier 1 Risk-based Capital Ratio of less than 4% or (III) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMEL rating system.

         c. Undercapitalized -- The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (I) having a Risk-based Capital Ratio of less than 8% or (II) having a Tier 1 Risk-based Capital Ratio of less than 4% or (III) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

         The appropriate Federal banking agency must closely monitor an undercapitalized institution and the institution must submit an acceptable capital restoration plan. Each company having control over the undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan or the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate Federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.

         An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Company.

         d. Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (I) having a Risk-based Capital Ratio of less than 6% or (II) having a Tier 1 Risk-based Capital Ratio of less than 4% or (III) having a Leverage Ratio of less than 3%.

         e. Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate Federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

         As of December 31, 1997, the Company was considered "well capitalized" and the Bank was considered "well capitalized." See "Item 6. Management's Discussion and Analysis--Capital Resources."

         An institution which is classified as adequately capitalized or higher may not pay a management fee to its holding company or other controlling person or make capital distributions which in either case, would cause it to be less than adequately capitalized.

         An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

         Deposit Insurance Assessments. FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund (the "BIF") to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC

         The FDIC has promulgated implementing regulations that base an institution's risk category partly upon whether the institution is well capitalized ("1"), adequately capitalized ("2") or less than adequately capitalized ("3"), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three "supervisory subgroups." Subgroup "A" institutions are financially sound institutions with few minor weaknesses, subgroup "B" institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration and subgroup "C" institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Company is categorized as a well-capitalized institution.

Employees

         As of December 31, 1997, the Company had 46 full-time employees. The Company's Management believes that its employee relations are satisfactory.

Item 2.           Description of Properties.

         The Company's headquarters are located at 622 Broad Street in downtown Altavista, Virginia, which is owned and occupied principally by the Bank.

         The Vista Branch, located at 1301 N. Main Street in Altavista, Virginia, consists of a single-story building owned by the Bank.

         The Bank is in the process of completing a three-story addition to its main office. The Bank, through FNB Property Corp., also owns property at 4416-4418 Wards Road in Campbell County for future expansion. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses which might arise out of the ownership and use of such properties.

Item 3.           Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.


         The information contained on page 52 of the 1997 Annual Report to Shareholders, under the caption, "Market for Common Equity and Related Stockholders Matters", is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis.

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 22 of the 1997 Annual

Report to Shareholders is incorporated herein by reference.

Item 7.           Financial Statements.

                  The consolidated financial statements of the Registrant and subsidiary contained on pages 23 through 50 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

         Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the 1998 Annual Meeting of Pinnacle Bankshares Corporation ("Proxy Statement") mailed to Shareholders on or about March 10, 1998.

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         In response to this item, Registrant hereby incorporates by references the section entitled "Election of Directors," at page 2 thru 5 of the Proxy Statement to be held on April 14, 1998. The Registrant hereby incorporates by references the section entitled "Officers-Pinnacle Bankshares Corporation," as set forth on page 51 of the 1997 Annual Report of the Shareholders. The Registrant hereby incorporates by references the Section 16(a) Beneficial Ownership Reporting Compliance at page 7 of the Proxy Statement.

Item 10.          Executive Compensation.

         Information on Executive Compensation is contained on pages 5 and 6 of the Proxy Statment and is incorporated herein by reference.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

Item 12.         Certain Relationships and Related Transactions.

         Information on Certain Relationships and Related Transactions is contained on page 5 of the Proxy Statement and is incorporated herein by reference.

Item 13.          Exhibits List and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 13-1997 Annual Report to Shareholders

                  Exhibit 27-Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PINNACLE BANKSHARES CORPORATION



MARCH 16, 1998                         /s/ Robert H. Gilliam, Jr.
-----------------------               ------------------------------------
Date                                  Robert H. Gilliam Jr., President and
                                      Chief Executive Officer



MARCH 16, 1998                         /s/ Dawn P. Crusinberry
-----------------------               ------------------------------------
Date                                  Dawn P. Crusinberry, Secretary,
                                      Treasurer and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/Alvah P. Bohannon, III                   Director                                    March 16, 1998
--------------------------
Alvah P. Bohannon, III

/s/John P. Erb                              Director                                    March 16, 1998
--------------------------
John P. Erb

/s/Robert L. Finch                          Director                                    March 16, 1998
--------------------------
Robert L. Finch

/s/Robert H. Gilliam, Jr.                   President, Chief Executive                  March 16, 1998
--------------------------                  Officer and Director
Robert H. Gilliam, Jr.

/s/Carroll E. Shelton                       Vice President and Director                 March 16, 1998
--------------------------
Carroll E. Shelton

/s/John L. Waller                           Director                                    March 16, 1998
--------------------------
John L. Waller

/s/R.B. Hancock, Jr.                        Director                                    March 16, 1998
--------------------------
R.B. Hancock, Jr.

/s/James P. Kent, Jr.                       Director                                    March 16, 1998
--------------------------
James P. Kent, Jr.

/s/Percy O. Moore                           Director                                    March 16, 1998
--------------------------
Percy O. Moore

/s/Herman P. Rogers, Jr.                    Director                                    March 16, 1998
--------------------------
Herman P. Rogers, Jr.

/s/Kenneth S. Tyler, Jr.                    Director                                    March 16, 1998
------------------------
Kenneth S. Tyler, Jr.