Form 10QSB
period 1998-03-31
PINNACLE BANKSHARES CORP
filed 1998-05-14
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                       Commission File Number: 000-23909

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

         Yes     X                           No__________

At April 14, 1998, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes____    No  x .

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB

                                 March 31, 1998

                                     INDEX

Part I.   FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998
                   and December 31, 1997                                 3

                  Consolidated Statements of Income for the
                   periods ended March 31, 1998 and 1997                 4

                  Consolidated Statements of Cash Flows for the
                   periods ended March 31, 1998 and 1997                 5

                  Notes to Consolidated Financial Statements             6-8

         Item 2.           Management's Discussion and Analysis or Plan
                           of Operations                                 9

Part II.          OTHER INFORMATION

         Item 1.           Legal Proceedings                             12

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                              12

         Item 6.           Exhibits and Reports on Form 8-K              12


         SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        PINNACLE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (Amounts in thousands of dollars)



                                                                                        March 31, 1998           December 31, 1997
Assets

Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                                    $2,755                    $3,304
                 Federal funds sold                                                          7,476                     3,387
                                                                                        ---------------          -----------------
Total cash and cash equivalents                                                             10,231                     6,691

Securities  (note 3):
                 Available-for-sale, at fair value                                          20,954                    22,039
                 Held-to-maturity, at amortized cost                                        11,586                    10,701
Federal Reserve Bank stock, at cost                                                             75                        75
Federal Home Loan Bank Stock, at cost                                                          409                       409
Loans, net (note 4)                                                                         84,812                    86,816
Bank premises and equipment, net                                                             3,437                     3,158
Other real estate owned                                                                        152                       151
Accrued income receivable                                                                      964                     1,045
Other assets                                                                                   580                       565
                                                                                        ---------------          -----------------
Total assets                                                                              $133,200                  $131,650
                                                                                        ===============          =================


Liabilities and Stockholders' Equity

Liabilities:
                  Deposits:
                          Demand                                                             9,308                     9,524
                          Savings and NOW accounts                                          37,612                    37,104
                          Time                                                              69,684                    68,905
                                                                                        ---------------          -----------------
                  Total deposits                                                           116,604                   115,533

                 Note payable to Federal Home Loan Bank                                        975                     1,000
                 Accrued interest payable                                                      647                       534
                 Other liabilities                                                             664                       541
                                                                                        ---------------          -----------------
Total liabilities                                                                          118,890                   117,608
                                                                                        ---------------          -----------------

Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                   issued and outstanding 719,025 shares in 1998 and 1997                    2,157                     2,157
                 Capital surplus                                                               338                       338
                 Retained earnings                                                          11,679                    11,409
                 Accumulated other comprehensive income                                        136                       138
                                                                                        ---------------          -----------------
Total stockholders' equity                                                                  14,310                    14,042

Total liabilities and stockholders'  equity                                               $133,200                  $131,650
                                                                                        ===============          =================

See accompanying notes to consolidated financial statements.

                        PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)


                                                                                      For the Period            For the Period
                                                                                     January 1, 1998            January 1, 1997
                                                                                         Through                    Through
                                                                                      March 31, 1998            March 31, 1997
                                                                                      --------------            --------------
Interest Income:
                 Interest and fees on loans                                                $1,996                     1,871
                 Interest on securities:
                                 U.S. Treasury                                                 58                        65
                                 U.S. Government agencies                                     246                       296
                                 Corporate                                                     45                        14
                                 States and political subdivisions (tax exempt)               129                       165
                                 Other                                                         15                        12
                 Interest on federal funds sold                                                95                        30
                                                                                      --------------            --------------

Total interest income                                                                       2,584                     2,453
                                                                                      --------------            --------------

Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                     283                       276
                                 Time - other                                                 812                       774
                                 Time - $100,000 and over                                     167                       138
                 Other interest expense                                                        15                        --
                                                                                      --------------            --------------

Total interest expense                                                                      1,277                     1,188
                                                                                      --------------            --------------

Net interest income                                                                         1,307                     1,265

Provision for loan losses                                                                      75                        60
                                                                                      --------------            --------------

Net interest income after provision for loan losses                                         1,232                     1,205

Noninterest income:
                 Service charges on deposit accounts                                           62                        61
                 Net gain(loss) on calls and sales of securities                                1                         4
                 Other operating income                                                        58                        47
                                                                                      --------------            --------------

Total noninterest income                                                                      121                       112
                                                                                      --------------            --------------

Noninterest expense:
                 Salaries and employee benefits                                               458                       408
                 Occupancy expense                                                             35                        24
                 Furniture and equipment                                                       74                        79
                 Other operating expenses                                                     235                       195
                                                                                      --------------            --------------

Total noninterest expense                                                                     802                       706
                                                                                      --------------            --------------
Income before income tax expense                                                              551                       611

Income tax expense                                                                            160                       169
                                                                                      --------------            --------------

Net income                                                                                   $391                      $442
                                                                                      ==============            ==============

Net income per share (note 5)                                                               $0.54                     $0.61
                                                                                      ==============            ==============


See accompanying notes to consolidated financial statements.

                        PINNACLE BANKSHARES CORPORATION
                     CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)


                                                                                         For the Period            For the Period
                                                                                        January 1, 1998            January 1, 1997
                                                                                            Through                    Through
                                                                                         March 31, 1998            March 31, 1997
                                                                                         --------------            --------------
Cash flows from operating activities:
          Net income                                                                          $391                      $442
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
                 Depreciation of bank premises and equipment                                    43                        53
                 Amortization of core deposit premium                                            4                         4
                 Amortization of net unearned fees                                             (27)                      (26)
                 Amortization of organizational costs                                            2                        --
                 Net amortization (accretion) of premiums and
                     discounts on securities                                                     4                         2
                 Provision for loan losses                                                      75                        60
                 Provision for deferred income taxes                                           (17)                       24
                 Net (gain) loss on sale of premises and equipment                              (6)                       --
                 Net (gain) loss on calls and sales of securities                               (1)                       (4)
                 Net (increase) decrease in:
                    Accrued income receivable                                                   81                       108
                    Other assets                                                                31                       (44)
                 Net increase (decrease) in:
                    Accrued interest payable                                                   113                        68
                    Other liabilities                                                          123                        44
                                                                                         --------------            --------------

Net cash provided by operating activities                                                      816                       731
                                                                                         ==============            ==============

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                          (1,224)                        0
          Purchases of available-for-sale securities                                        (3,498)                     (217)
          Proceeds from maturities and calls of held-to-maturity securities                    339                       570
          Proceeds from sale, maturities and calls of available-for-sale
                    securities                                                               4,576                     1,053
          Purchase of Federal Home Loan Bank stock                                                                        (6)
          Net (increase) decrease in loans                                                   1,888                    (2,237)
          Recoveries on loans charged off                                                       35                        38
          Purchases of  premises and equipment                                                (326)                     (150)
          Proceeds from sale of  premises and equipment                                         10                        --
          Additions (rent payments) for other real estate owned                                 (1)                        1
                                                                                         --------------            --------------

Net cash provided by (used) in investing activities                                          1,799                      (948)
                                                                                         ==============            ==============

Cash flows from financing activites:
          Net increase in demand, savings and NOW deposits                                     292                     1,614
          Net increase (decrease) in time deposits                                             779                      (576)
          Dividends paid                                                                      (121)                     (115)
          Decrease in note payable to Federal Home Loan Bank                                   (25)                       --
                                                                                         --------------            --------------

Net cash provided by financing activities                                                      925                       923
                                                                                         ==============            ==============

Net increase in cash and cash equivalents                                                    3,540                       706

Cash and cash equivalents, beginning of period                                               6,691                     5,744
                                                                                         --------------            --------------

Cash and cash equivalents, end of period                                                   $10,231                    $6,450
                                                                                         ==============            ==============

See accompanying notes to consolidated financial statements.

                        PINNACLE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)
                     (In thousands, except for share data)

Organization and Summary of Significant Accounting Policies

(1)      General

         The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three-month periods ended March 31, 1998 and 1997, and the cash flows for the three-month periods ended March 31, 1998 and 1997.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's Annual Report for the year ended December 31, 1997.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)      Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

         The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 1998, are shown in the table below. As of March 31, 1998, securities with amortized costs of $3,149 and fair values of $3,222 were pledged as collateral for public deposits.


                                                                   Gross          Gross
                                               Amortized      Unrealized      Unrealized           Fair
         Available-for-Sale:                       Costs           Gains          Losses         Values
         -------------------------------------------------------------------------------------------------
         U.S. Treasury securities
           and obligations of U.S.
           Government corporations
           and agencies                        $  9,644               46             (4)          9,686
         Obligations of states and
           political subdivisions                 4,289              110             (2)          4,397
         Mortgage-backed securities-
           Government                             5,946               65            (13)          5,998
         Other securities                           107                -              -             107
         Corporate securities                       761                5              -             766
         -------------------------------------------------------------------------------------------------

         Totals                                $ 20,747              226            (19)         20,954
         -------------------------------------------------------------------------------------------------


                                                                   Gross          Gross
                                               Amortized      Unrealized      Unrealized           Fair
         Held-to-Maturity:                         Costs           Gains          Losses         Values
         -------------------------------------------------------------------------------------------------

         U.S. Treasury securities
           and obligations of U.S.
           Government corporations
           and agencies                        $  3,406               18             (2)          3,422
         Obligations of states and
           political subdivisions                 8,170              191            (13)          8,348
         Mortgage-backed securities-
           Private                                   10                -              -              10
         -------------------------------------------------------------------------------------------------
         Totals                                $ 11,586              209            (15)         11,780
         -------------------------------------------------------------------------------------------------


(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

         Balance at January 1, 1998                           $747

         Provision for loan losses                              75

         Loans charged off                                     (85)

         Recoveries                                             35
                                                              ----
         Balance at March 31, 1998                            $772
                                                              ====


(5)      Net Income Per Share

         Net income per share is based upon the weighted average number of common stock shares outstanding during the periods. Shares outstanding during the periods were 719,025.

(6)      Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

         This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. It does not require per share amounts of comprehensive income to be disclosed.

         Statement 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements.

         Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operation or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company, since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the three months ended March 31, 1998 and 1997, total comprehensive income was $389 and $306, respectively.

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

OVERVIEW

         Total assets at March 31, 1998 were $133,200, up 1.18% from $131,650 at December 31, 1997. The principal components of the Company's assets at the end of the period were $32,540 in securities and $84,812 in net loans. During the three month period, gross loans decreased 2.28% or $2,009. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 8.45% which was related to construction of an addition to the main office facility.

         Total liabilities at March 31, 1998 were $118,890, up from $115,533 at December 31, 1997, with the increase almost entirely represented by $1,071 or
 .93% growth in deposits. Non-interest bearing demand deposits decreased $216 or 2.27% and represented 7.98% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total stockholders' equity at March 31, 1998 was $14,310 consisting of $11,679 in retained earnings, increased by $136 of unrealized gains on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1997, total shareholder's equity was $14,042.

         The Company had net income of $391 for the three months ended March 31, 1998, compared with net income of $442 for the comparable period in 1997, a decrease of 11.54%. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

         Profitability as measured by the Company's return on average assets
(ROA) was 1.18% for the first quarter of 1998, down from 1.42% for the same period of 1997. Another key indicator of performance, the return on average equity (ROE) for March 31, 1998 was 11.03%, compared to 14.34% for March 31, 1997.

NET INTEREST INCOME

         Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

          The net interest margin decreased from 4.48% for the three months ending March 31, 1997, to 4.39% for the three months ending March 31, 1998. Net interest income was $1,307 for the three months ended March 31, 1998 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The decrease in the interest rate spread is due partially to an increase in deposits primarily in higher paying IRA's and certificates of deposit.

         Interest on deposits increased 7.49% in the first quarter of 1998 over the first quarter of 1997. Interest on loans and securities increased 5.34% in the first quarter of 1998 over the first quarter of 1997.

NON-INTEREST INCOME

         The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $9 or 8.04% in the first quarter of 1998 over the first quarter of 1997. $4 of this increase is attributable to income generated from fees on various loan products.

NON-INTEREST EXPENSE

         Non-interest expense increased $96 or 13.60%, in the first quarter of 1998 over the first quarter of 1997. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company and costs associated with foreclosed properties. Additions to the Company's Mortgage Lending Department staff also contributed to the increase. Increased operating costs were also a result of the addition to the main office facility completed and occupied in the first quarter of 1998.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A provision for loan losses of $75 was expensed in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $772 as of March 31, 1998, and represents approximately .90% of gross loans outstanding. Management believes the allowance is adequate as of March 31, 1998. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NONPERFORMING ASSETS

         Total nonperforming assets, which consist of nonaccrual loans, were $38 at March 31, 1998 and December 31, 1997. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At March 31, 1998, cash, securities classified as available for sale and federal funds sold were 24.66% of total earning assets compared to 23.70% at December 31,1997. Additional sources of liquidity available to the Company include its capacity to borrow funds through correspondent banks.

CAPITAL

         The Company's financial position at March 31, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         Stockholders' equity reached $14,310 at the end of the first quarter of 1998 compared to $14,042 at December 31, 1997. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1998, the Company's leverage ratio was 10.62% compared to 10.65% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

OTHER

         The Company continues to be cognizant with Year 2000(Y2K). The Company is proceeding with its Y2K plan and time lines. The Company is committed to having its operating systems and its vendor relationships and dependencies Y2K compliant.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Pursuant to the requirements of Item 601 of Regulation S-B, the registrant includes herewith the following exhibits.

         Exhibit No.                          Item
         -----------                          ----
             27                     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PINNACLE BANKSHARES CORPORATION

MAY 12, 1998                        /s/ Robert H. Gilliam, Jr.
-----------------------            ---------------------------------
Date                               Robert H. Gilliam, Jr., President and
                                   Chief Executive Officer

MAY 12, 1998                        /s/ Dawn P. Crusinberry
-----------------------            ---------------------------------
Date                               Dawn P. Crusinberry, Secretary,
                                   Treasurer and Chief Financial Officer