Form 10-Q
period 1998-06-30
PINNACLE BANKSHARES CORP
filed 1998-08-06
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

      Yes     X                                       No

At July 14, 1998, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes No x .

                       PINNACLE BANKSHARES CORPORATION
                                 FORM 10-QSB
                                JUNE 30, 1998

                                    INDEX


Part I.   FINANCIAL INFORMATION


      Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997                                3

            Consolidated Statements of Income for the three
             month periods ended June 30, 1998 and 1997           4

            Consolidated Statements of Income for the six
             month periods ended June 30, 1998 and 1997           5

            Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 1998 and 1997           6

            Notes to Consolidated Financial Statements            7-9


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation    10


Part II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                               15

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                15

      Item 6.     Exhibits and Reports on Form 8-K                16


      SIGNATURES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (Amounts in thousands of dollars)



ASSETS                                                                  June 30, 1998   December 31, 1997
------                                                                  -------------   -----------------
Cash and cash equivalents:  (note 2)
            Cash and due from banks                                          $2,545            $3,304
            Federal funds sold                                                3,431             3,387
                                                                              -----             -----

Total cash and cash equivalents                                               5,976             6,691

Securities  (note 3):
            Available-for-sale, at fair value                                21,089            22,039
            Held-to-maturity, at amortized cost                              13,546            10,701
Federal Reserve Bank stock, at cost                                              75                75
Federal Home Loan Bank Stock, at cost                                           409               409
Loans, net (note 4)                                                          84,796            86,816
Bank premises and equipment, net                                              3,660             3,158
Other real estate owned                                                                           151
Accrued income receivable                                                     1,118             1,045
Other assets                                                                    703               565
                                                                                ---               ---

Total assets                                                               $131,372          $131,650
                                                                           ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
             Deposits:
                Demand                                                        9,976             9,524
            Savings and NOW accounts                                         36,931            37,104
                Time                                                         67,750            68,905
                                                                             ------            ------
            Total deposits                                                  114,657           115,533

            Note payable to Federal Home Loan Bank                              950             1,000
            Accrued interest payable                                            551               534
            Other liabilities                                                   647               541

Total liabilities                                                           116,805           117,608
                                                                            --------          -------
Stockholders' equity:
            Common stock, $3 par value. Authorized 3,000,000 shares,
            issued and outstanding 719,025 shares in 1998 and 1997            2,157             2,157
            Capital surplus                                                     338               338
            Retained earnings                                                11,934            11,409
            Accumulated other comprehensive income                              138               138
                                                                            -------            ------
Total stockholders' equity                                                   14,567            14,042

Total liabilities and stockholders'  equity                                $131,372          $131,650
                                                                           ========          ========

See accompanying notes to consolidated financial statements.

                       PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



                                                                       For Three Months  For Three Months
                                                                              Ended             Ended
                                                                         June 30, 1998     June 30, 1997
                                                                         -------------     -------------
Interest Income:
            Interest and fees on loans                                       $1,983            $1,931
            Interest on securities:
                        U.S. Treasury                                            57                64
                        U.S. Government agencies                                252               286
                        Corporate                                                53                43
                        States and political subdivisions (tax exempt)          139               130
                        Other                                                    28                20
            Interest on federal funds sold                                      103                16
                                                                                ---                --

Total interest income                                                         2,615             2,490
                                                                              -----             -----

Interest expense:
            Interest on deposits:
                       Savings and NOW accounts                                 281               279
                       Time - other                                             834               780
                       Time - $100,000 and over                                 169               122
            Other interest expense                                               15                 5
                                                                                 --                 -

Total interest expense                                                        1,299             1,186
                                                                              -----             -----

Net interest income                                                           1,316             1,304

Provision for loan losses                                                        75               150
                                                                                 --               ---

Net interest income after provision for loan losses                           1,241             1,154

Noninterest income:
            Service charges on deposit accounts                                  67                63
            Net gain(loss) on calls and sales of securities                       3                --
            Other operating income                                               46                38
                                                                                 --                --

Total noninterest income                                                        116               101
                                                                                ---               ---

Noninterest expense:
            Salaries and employee benefits                                      468               407
            Occupancy expense                                                    44                24
            Furniture and equipment                                              75                79
            Other operating expenses                                            232               204
                                                                                ---               ---

Total noninterest expense                                                       819               714
                                                                                ---               ---

Income before income tax expense                                                538               541

Income tax expense                                                              160               149
                                                                                ---               ---

Net income                                                                     $378              $392
                                                                               ====              ====

Net income per share (note 5)                                                 $0.53             $0.55
                                                                              =====             =====

See accompanying notes to consolidated financial statements.


                       PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



                                                                        For Six Months    For Six Months
                                                                             Ended             Ended
                                                                         June 30, 1998     June 30, 1997
                                                                         -------------     -------------
Interest Income:
            Interest and fees on loans                                       $3,979            $3,802
            Interest on securities:
                        U.S. Treasury                                           115               129
                        U.S. Government agencies                                498               582
                        Corporate                                                98                86
                        States and political subdivisions (tax exempt)          268               266
                        Other                                                    43                32
            Interest on federal funds sold                                      198                46
                                                                                ---                --

Total interest income                                                         5,199             4,943
                                                                              -----             -----

Interest expense:
            Interest on deposits:
                       Savings and NOW accounts                                 564               555
                       Time - other                                           1,646             1,554
                       Time - $100,000 and over                                 336               260
            Other interest expense                                               30                 5
                                                                                 --                 -

Total interest expense                                                        2,576             2,374
                                                                              -----             -----

Net interest income                                                           2,623             2,569

Provision for loan losses                                                       150               210
                                                                                ---               ---

Net interest income after provision for loan losses                           2,473             2,359

Noninterest income:
            Service charges on deposit accounts                                 129               124
            Net gain(loss) on calls and sales of securities                       4                 4
            Other operating income                                              104                85
                                                                                ---                --

Total noninterest income                                                        237               213
                                                                                ---               ---

Noninterest expense:
            Salaries and employee benefits                                      926               815
            Occupancy expense                                                    79                48
            Furniture and equipment                                             149               158
            Other operating expenses                                            467               399
                                                                                ---               ---

Total noninterest expense                                                     1,621             1,420
                                                                              -----             -----

Income before income tax expense                                              1,089             1,152

Income tax expense                                                              320               318
                                                                                ---               ---

Net income                                                                     $769              $834
                                                                               ====              ====

Net income per share (note 5)                                                 $1.07             $1.16
                                                                              =====             =====

See accompanying notes to consolidated financial statements.

                       PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                        (Amounts in thousands of dollars)



                                                                         For Six Months    For Six Months
                                                                              Ended             Ended
                                                                          June 30, 1998     June 30, 1997
                                                                          -------------     -------------
Cash flows from operating activities:
          Net income                                                           $769              $834
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
            Depreciation of bank premises and equipment                          99               106
            Amortization of core deposit premium                                  7                 8
            Amortization of organization costs                                    3                 1
            Amortization of net unearned fees                                   (65)              (50)
            Net amortization (accretion) of premiums and
            discounts on securities                                              11                 3
            Provision for loan losses                                           150               210
            Provision for deferred income taxes                                 (39)               52
            Net (gain) loss on sale of premises and equipment                    (6)              ---
            Net (gain) loss on calls and sales of securities                     (4)               (4)
            Net (increase) decrease in:
            Accrued income receivable                                           (73)               32
            Other assets                                                        (76)             (174)
            Net increase (decrease) in:
            Accrued interest payable                                             17               (35)
            Other liabilities                                                   106               (18)
                                                                                ---               ---

Net cash provided by operating activities                                       899               965
                                                                                ===               ===

Cash flows from investing activities:
          Purchases of held-to-maturity securities                           (3,386)              ---
          Purchases of available-for-sale securities                         (7,003)             (217)
          Proceeds from maturities and calls of held-to-maturity securities     541               573
          Proceeds from sale, maturities and calls of available-for-sale
                    securities                                                7,946             1,440
          Purchase of Federal Home Loan Bank stock                              ---                (6)
          Net (increase) decrease in loans                                    1,843            (4,038)
          Recoveries on loans charged off                                        59                81
          Increase in federal funds purchased                                   ---               644
          Purchases of bank premises and equipment                             (605)             (480)
          Proceeds from sale of bank premises and equipment                      10               ---
          Sale of and rent payments on other real estate owned                  151                 6
                                                                                ---            ------

Net cash used in investing activities                                          (444)           (1,997)
                                                                               ====            ======

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits           279               (62)
          Net  decrease in time deposits                                     (1,155)           (1,059)
          Dividends paid                                                       (244)             (236)
          Repayment of note payable to Federal Home Loan Bank                   (50)              ---
                                                                                ---            ------

Net cash used by financing activities                                        (1,170)           (1,357)
                                                                             ======            ======

Net increase in cash and cash equivalents                                      (715)           (2,389)

Cash and cash equivalents, beginning of period                                6,691             5,744
                                                                              -----             -----

Cash and cash equivalents, end of period                                     $5,976            $3,355
                                                                             ======            ======

See accompanying notes to consolidated financial statements.


                       PINNACLE BANKSHARES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)


(1)   GENERAL

      The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's Annual Report for the year ended December 31, 1997.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

(2)   CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  SECURITIES

      The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 1998, are shown in the table below. As of June 30, 1998, securities with amortized costs of $3,149 and fair values of $3,216 were pledged as collateral for public deposits.

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Fair
      Available-for-Sale:            Costs      Gains     Losses  Values

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies             $ 10,699         58      (  2)   10,755
      Obligations of states and
        political subdivisions      4,139         99      (  1)    4,237
      Mortgage-backed securities-
        Government                  5,425         60      (  8)    5,477
      Other securities                107          -         -       107
      Corporate securities            509          4         -       513
      ------------------------------------------------------------------

      TOTALS                     $ 20,879        221      ( 11)   21,089
      ------------------------------------------------------------------

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Fair
      Held-to-Maturity:              Costs      Gains     Losses  Values

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies             $  3,407         16      (  4)    3,419
      Obligations of states and
        political subdivisions     10,129        175      ( 60)   10,244
      Mortgage-backed securities-
        Private                        10          -      (  1)        9
------------------------------------------------------------------------

      TOTALS                     $ 13,546        191      ( 65)   13,672
      ------------------------------------------------------------------


(4)   ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses are as follows:

                                          1998        1997
                                          ----        ----

      Balance at January 1,               $747        $674

      Provision for loan losses            150         210

      Loans charged off                   (141)       (264)

      Recoveries                            59          81
                                          ----        ----


      Balance at June 30,                 $815        $701
                                          ====        ====


(5)   NET INCOME PER SHARE

      Net income per share is based upon the weighted average number of common stock shares outstanding during the period. Shares outstanding for all periods presented were 719,025.

(6)   COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

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

      Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operation or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company, since the Company has net unrealized gains(losses) on available-for-sale securities, an item of other comprehensive income. For the six months ended June 30, 1998 and 1997, total comprehensive income was $769 and $865, respectively. For the three months ended June 30, 1998 and 1997, total comprehensive income was $380 and $559, respectively.

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

OVERVIEW

      Total assets at June 30, 1998 were $131,372, down .21% from $131,650 at December 31, 1997. The principal components of the Company's assets at the end of the period were $34,635 in securities and $84,796 in net loans. During the six month period, gross loans decreased 2.30% or $2,023. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 15.90%, which was related to completion of an addition to the main office facility and purchasing and preparing land for a new branch location.

      Total liabilities at June 30, 1998 were $116,805, down from $117,608 at December 31, 1997, with the decrease reflective of a decline in deposits of 876 or .76%. Non-interest bearing demand deposits increased $452 or 4.75% and represented 8.70% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

      Total stockholders' equity at June 30, 1998 was $14,567. At December 31, 1997, total shareholder's equity was $14,042.

      The Company had net income of $769 for the six months ended June 30, 1998, compared with net income of $834 for the comparable period in 1997, a decrease of 7.79%. The Company had net income of $378 for the three months ended June 30, 1998, compared with net income of $392 for the comparable period in 1997, a decrease of 3.57%. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

      Profitability as measured by the Company's return on average assets (ROA) was 1.15% for the six months ended June 30, 1998, down from 1.34% for the same period of 1997. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 1998 was 10.75%, compared to 13.29% for the six months ended June 30, 1997.

NET INTEREST INCOME

      Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

       The net interest margin decreased from 4.55% for the six months ended June 30, 1997, to 4.35% for the six months ended June 30, 1998. Net interest income was $2,623 for the six months ended June 30, 1998 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

      Net interest income for the three months ended June 30, 1998 was $1,316, up $12, or .92% from $1,304 for the same three months of 1997.

NON-INTEREST INCOME

      The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $24 or 11.27% for the six month period ended June 30, 1998 over the same period of 1997. Non-interest income increased $15, or 14.85% when comparing the three months ended June 30, 1998 to the same period of 1997. The majority of this increase is attributed to income generated from fees on various loan and deposit products.

NON-INTEREST EXPENSE

      Non-interest expense increased $201 or 14.15%, for the six month period ended June 30, 1998 over the same period of 1997. An increase of $105 or 14.71% is reflected when comparing the three month period ended June 30, 1998 to the same period of 1997. The increase in non-interest expense when comparing the periods is attributed to overall growth of the Company. Specific examples of growth contributing to the increase in non-interest expense include additions to the Company's Mortgage Lending Division staff (and programs) and expansion of the Company's main office facility which was completed and occupied in the first quarter of 1998.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      A provision for loan losses of $150 was made for the first six months of 1998 compared with $210 in the first six months of 1997. The provisions for loan losses for the three month periods ended June 30, 1998 and 1997 were $75 and $150, respectively. Provisions are in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $815 as of June 30, 1998, and represents approximately .95% of gross loans outstanding. The allowance for loan losses was $747 as of December 31, 1997, and represented .85% of gross loans outstanding. The allowance for loan losses was $700 as of June 30, 1997, and represented .83% of gross loans outstanding. Management believes the allowance was adequate as of June 30, 1998. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS

      Total nonperforming assets, which consist of nonaccrual loans, were $45 at June 30, 1998 and $38 at December 31, 1997. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

      Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At June 30, 1998, cash, securities classified as available for sale and federal funds sold were 21.73% of total earning assets compared to 23.70% at December 31,1997. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.

CAPITAL

      The Company's financial position at June 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

      Stockholders' equity reached $14,567 at the end of the second quarter of 1998 compared to $14,042 at December 31, 1997. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 1998, the Company's leverage ratio was 10.68% compared to 10.65% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

OTHER

      The Company continues to diligently address potential problems that the Year 2000 may pose for our operation as well as for our borrowers. A Year 2000 committee which has representation from all areas of the Bank, including senior management and internal audit, has been working to identify all technology items, establish compliance status of each item, develop a plan for replacement or determine strategies to bring necessary items into compliance, and arrange testing for the appropriate critical items. The board is kept apprised of the progress of this project.

      The Company neither develops or supports code for any information systems. The Company has identified all core and business critical applications and the hardware utilized for each. Year 2000 compliance from the vendors for these areas has been sought, and the Company notes that many of these applications are currently compliant or the vendor has submitted an acceptable timeline for compliance. The Company is monitoring the compliance efforts of such vendors.

      A written testing strategy has been developed and testing is underway. On-site testing on critical applications will be completed by year-end 1998. Testing with third party servicers will be completed by March, 1999. Testing will include data exchange where appropriate.

      The Company has completed the identification of credit risks associated with borrowers who may not be Year 2000 prepared. A bankwide credit risk assessment will be completed by September, 1998. Contingency plans are in the process of being completed for all mission critical items.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The 1998 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 14, 1998.

      (b) The April 14, 1998, annual meeting of the shareholders of the Company involved the election of directors. The following persons were elected to serve as Class I Directors, serving until the 2001 Annual Meeting.

    Name                    For                 Against        Abstain

John P. Erb             596,406                 0                 0
Robert L. Finch         597,918                 0                 0
Robert H. Gilliam, Jr.  597,918                 0                 0
R.B. Hancock, Jr.       597,918                 0                 0


      Class II and III directors will continue in office until the 1999 and 2000 Annual Meetings of Shareholders, respectively.

                  Class II                    Class III


             Alvah P. Bohannon, III       Herman P. Rogers, Jr.
             James P. Kent, Jr.           Carroll E. Shelton
             Percy O. Moore               Kenneth S. Tyler, Jr.
                                          John L. Waller

      (c)The Company's 1997 Incentive Stock Plan(the"Incentive Plan") was adopted by the Board of Directors to be effective on May 1, 1997, subject to the approval by the holders of a majority of the Company's Common Stock represented at the Annual Meeting. The Incentive Plan makes available up to 25,000 shares of Common Stock for awards to key employees of the Company and its subsidiaries in the form of stock options, stock appreciation rights and restricted stock. The votes cast for, against or withheld for the Incentive Plan were as follows:


            For               Against           Abstentions
           584,706             11,496              4,080



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


                                PINNACLE BANKSHARES CORPORATION



AUGUST 6, 1998           /s/ Robert H. Gilliam, Jr.
--------------------     --------------------------
Date                       Robert H. Gilliam, Jr., President and
                           Chief Executive Officer



AUGUST 6, 1998           /s/ Dawn P. Crusinberry
--------------------     -----------------------
Date                       Dawn P. Crusinberry, Secretary,
                           Treasurer and Chief Financial Officer