Form 10QSB
period 1998-09-30
PINNACLE BANKSHARES CORP
filed 1998-11-06
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1998


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

      Yes     X                                       No
            -----                                         -----
At October 13, 1998, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.



Transitional small business disclosure format: Yes          No   x .
                                                  ----        -----

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                               September 30, 1998

                                      INDEX


Part I.   FINANCIAL INFORMATION


      Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30,
             1998 and December 31, 1997                             3

            Consolidated Statements of Income for the three
               month periods ended September 30, 1998 and 1997      4

            Consolidated Statements of Income for the nine
               month periods ended September 30, 1998 and 1997      5

            Consolidated Statements  of Cash  Flows  for
               the  nine month periods ended September 30,
               1998 and 1997                                        6

            Notes to Consolidated Financial Statements            7-9


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation    10


Part II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                               15

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                15

      Item 6.     Exhibits and Reports on Form 8-K                15


      SIGNATURES

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (Amounts in thousands of dollars)



Assets                                                                  September 30, 1998   December 31, 1997
Cash and cash equivalents:  (note 2)
             Cash and due from banks                                           $2,352             $3,304
             Federal funds sold                                                 5,633              3,387
                                                                                -----              -----

Total cash and cash equivalents                                                 7,985              6,691

Securities  (note 3):
             Available-for-sale, at fair value                                 20,601             22,039
             Held-to-maturity, at amortized cost                               13,883             10,701
Federal Reserve Bank stock, at cost                                                75                 75
Federal Home Loan Bank Stock, at cost                                             409                409
Loans, net (note 4)                                                            86,411             86,816
Bank premises and equipment, net                                                4,043              3,158
Other real estate owned                                                            62                151
Accrued income receivable                                                       1,007              1,045
Other assets                                                                      636                565
                                                                             --------           --------

Total assets                                                                 $135,112           $131,650
                                                                             ========           ========


Liabilities and Stockholders' Equity

Liabilities:
             Deposits:
                Demand                                                          9,640              9,524
                Savings and NOW accounts                                       36,894             37,104
                Time                                                           71,322             68,905
                                                                              -------            -------
             Total deposits                                                   117,856            115,533

             Note payable to Federal Home Loan Bank                               925              1,000
             Accrued interest payable                                             697                534
             Other liabilities                                                    736                541
                                                                              -------            -------
Total liabilities                                                             120,214            117,608
                                                                              -------            -------

Stockholders' equity:
             Common stock, $3 par value. Authorized 3,000,000 shares,
               issued and outstanding 719,025 shares in 1997 and 1996           2,157              2,157
             Capital surplus                                                      338                338
             Retained earnings                                                 12,152             11,409
             Accumulated other comprehensive income                               251                138
                                                                              -------             ------
Total stockholders' equity                                                     14,898             14,042
Total liabilities and stockholders'  equity                                  $135,112           $131,650
                                                                             ========           ========


See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



                                                               For Three Months       For Three Months
                                                                    Ended                   Ended
                                                              September 30, 1998     September 30, 1997
Interest Income:
             Interest and fees on loans                              $2,002             $2,002
             Interest on securities:
                       U.S. Treasury                                     59                 65
                       U.S. Government agencies                         246                282
                        Corporate                                        58                 43
                       States and political
                        subdivisions (tax exempt)                       148                126
                            Other                                        26                 18
             Interest on federal funds sold                              89                 53
                                                                     ------             ------
Total interest income                                                 2,628              2,589
                                                                     ------             ------

Interest expense:
             Interest on deposits:
                       Savings and NOW accounts                         284                286
                       Time - other                                     861                807
                       Time - $100,000 and over                         170                167
             Other interest expense                                      15                ---
                                                                      -----              -----
Total interest expense                                                1,330              1,260
                                                                      -----              -----
Net interest income                                                   1,298              1,329

Provision for loan losses                                                75                 75
                                                                      -----              -----

Net interest income after provision for loan losses                   1,223              1,254

Noninterest income:
             Service charges on deposit accounts                         71                 63
             Net gain on calls and sales of securities                    2                ---
             Other operating income                                      53                 32
                                                                      -----               ----
Total noninterest income                                                126                 95
                                                                      -----               ----
Noninterest expense:
             Salaries and employee benefits                             468                414
             Occupancy expense                                           45                 26
             Furniture and equipment                                     86                 80
             Other operating expenses                                   266                192
                                                                       ----               ----
Total noninterest expense                                               865                712
                                                                       ----               ----

Income before income tax expense                                        484                637

Income tax expense                                                      137                179
                                                                      -----              -----
Net income                                                             $347               $458
                                                                      =====              =====
Net income per share (note 5)                                         $0.48              $0.64
                           =                                          =====              =====

See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



                                                                         For Nine Months        For Nine Months
                                                                              Ended                   Ended
                                                                       September 30, 1998    September 30, 1997

Interest Income:
             Interest and fees on loans                                        $5,981             $5,804
             Interest on securities:
                       U.S. Treasury                                              174                194
                       U.S. Government agencies                                   744                864
                        Corporate                                                 156                129
                       States and political subdivisions (tax exempt)             416                392
                            Other                                                  69                 50
             Interest on federal funds sold                                       287                 99
                                                                                -----              -----

Total interest income                                                           7,827              7,532
                                                                                -----              -----

Interest expense:
             Interest on deposits:
                       Savings and NOW accounts                                   848                841
                       Time - other                                             2,507              2,361
                       Time - $100,000 and over                                   506                427
             Other interest expense                                                45                  5
                                                                                -----              -----
Total interest expense                                                          3,906              3,634
                                                                                -----              -----

Net interest income                                                             3,921              3,898

Provision for loan losses                                                         225                285
                                                                                -----              -----

Net interest income after provision for loan losses                             3,696              3,613

Noninterest income:
             Service charges on deposit accounts                                  200                187
             Net gain on calls and sales of securities                              6                  4
             Other operating income                                               157                117
                                                                                -----              -----

Total noninterest income                                                          363                308
                                                                                -----              -----

Noninterest expense:
             Salaries and employee benefits                                     1,394              1,229
             Occupancy expense                                                    124                 74
             Furniture and equipment                                              235                238
             Other operating expenses                                             733                591
                                                                                -----              -----

Total noninterest expense                                                       2,486              2,132
                                                                                -----              -----
Income before income tax expense                                                1,573              1,789

Income tax expense                                                                457                497
                                                                               ------             ------
Net income                                                                     $1,116             $1,292
                                                                               ======             ======
Net income per share (note 5)                                                   $1.55              $1.80
                           -                                                   ======             ======


See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION
                       CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                        (Amounts in thousands of dollars)



                                                                         For Nine Months      For Nine Months
                                                                              Ended                Ended
                                                                       September 30, 1998   September 30, 1997
Cash flows from operating activities:
          Net income                                                           $1,116             $1,292
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
             Depreciation of bank premises and equipment                          161                158
             Amortization of core deposit premium                                  10                 12
             Amortization of organization costs                                     5                  3
             Amortization of net unearned fees                                    (98)               (74)
             Net amortization (accretion) of premiums and
             discounts on securities                                               20                  5
             Provision for loan losses                                            225                285
             Provision for deferred income taxes                                  (83)                15
             Net (gain) loss on sale of premises and equipment                     (6)
             Net (gain) loss on calls and sales of securities                      (6)                (4)
             Net (increase) decrease in:
             Accrued income receivable                                             38                 91
             Other assets                                                           9                (22)
             Net increase (decrease) in:
             Accrued interest payable                                             163                117
             Other liabilities                                                    195                150
                                                                                -----              -----

Net cash provided by operating activities                                       1,749              2,028
                                                                                =====              =====

Cash flows from investing activities:
          Purchases of held-to-maturity securities                             (4,257)               ---
          Purchases of available-for-sale securities                           (8,322)              (217)
          Proceeds from maturities and calls of held-to-maturity securities     1,071                604
          Proceeds from sale, maturities and calls of available-for-sale
                    securities                                                  9,921              1,849
          Purchase of Federal Home Loan Bank stock                                ---                 (6)
          Net (increase) decrease in loans                                         43             (6,921)
          Recoveries on loans charged off                                         103                131
          Purchases of bank premises and equipment                             (1,050)            (1,386)
          Proceeds from sale of bank premises and equipment                        10                ---
          Decrease in other real estate owned                                     151                  6
                                                                                -----             ------
Net cash used in investing activities                                          (2,330)            (5,940)
                                                                               ======             ======

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits             (94)               612
          Net increase in time deposits                                         2,417              2,195
          Dividends paid                                                         (373)              (359)
          Repayment of note payable to Federal Home Loan Bank                     (75)               ---
                                                                                -----              -----
Net cash provided by financing activities                                       1,875              2,448
                                                                                =====              =====
Net increase (decrease) in cash and cash equivalents                            1,294             (1,464)

Cash and cash equivalents, beginning of year                                    6,691              5,744
                                                                               ------             ------
Cash and cash equivalents, end of period                                       $7,985             $4,280
                                                                               ======             ======

See accompanying notes to financial statements.

                         PINNACLE BANKSHARES CORPORATION

                    Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)
                      (In thousands, except for share data)


(1)   General

      The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997.

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

(3)  Securities

      The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 1998, are shown in the table below. As of September 30, 1998, securities with amortized costs of $3,149 and fair values of $3,230 were pledged as collateral for public deposits.

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Fair
      Available-for-Sale:            Costs      Gains     Losses  Values
      -------------------            -----      -----     ------  ------

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies             $ 10,447        160         -    10,607
      Obligations of states and
        political subdivisions      4,259        152         -     4,411
      Mortgage-backed securities-
        Government                  4,899         70      (  4)    4,965
      Other securities                107          -         -       107
      Corporate securities            506          5         -       511
      -------------------------------------------------------------------

      Totals                     $ 20,218        387      (  4)   20,601
      -------------------------------------------------------------------

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Fair
      Held-to-Maturity:              Costs      Gains     Losses  Values
      -----------------              -----      -----     ------  ------

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies             $  2,909         20         -     2,929
      Obligations of states and
        political subdivisions     10,966        397      (  4)   11,359
      Mortgage-backed securities-
        Private                         8          -         -         8
      -------------------------------------------------------------------

      Totals                     $ 13,883        417      (  4)   14,296
      -------------------------------------------------------------------


(4)   Allowance for Loan Losses

      Changes in the allowance for loan losses are as follows:

                                          1998        1997
                                          ----        ----

      Balance at January 1,               $747        $674

      Provision for loan losses            225         285

      Loans charged off                   (233)       (318)

      Recoveries                           103         131
                                          ----        ----

      Balance at September 30,            $842        $772
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

      Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operation or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company, since the Company has net unrealized gains(losses) on available-for-sale securities, an item of other comprehensive income. For the nine months ended September 30, 1998 and 1997, total comprehensive income was $1,229 and $1,392, respectively. For the three months ended September 30, 1998 and 1997, total comprehensive income was $460 and $526, respectively.

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

OVERVIEW

      Total assets at September 30, 1998 were $135,112, up 2.63% from $131,650 at December 31, 1997. The principal components of the Company's assets at the end of the period were $34,484 in securities and $86,411 in net loans. During the nine month period, gross loans decreased .46% or $406. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 28.02%, which was related to completion of an addition to the main office facility and purchasing and preparing land for a new branch location.

      Total liabilities at September 30, 1998 were $120,214, up from $117,608 at December 31, 1997, with the increase reflective of a rise in deposits of $2,323 or 2.01%. Non-interest bearing demand deposits increased $116 or 1.22% and represented 8.18% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

      Total stockholders' equity at September 30, 1998 was $14,898. At December 31, 1997, total stockholders' equity was $14,042.

      The Company had net income of $1,116 for the nine months ended September 30, 1998, compared with net income of $1,292 for the comparable period in 1997, a decrease of 13.62%. The Company had net income of $347 for the three months ended September 30, 1998, compared with net income of $458 for the comparable period in 1997, a decrease of 24.24%. The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

      Profitability as measured by the Company's return on average assets (ROA) was 1.11% for the nine months ended September 30, 1998, down from 1.36% for the same period of 1997. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 1998 was 10.28%, compared to 13.33% for the nine months ended September 30, 1997.

NET INTEREST INCOME

      Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

       The net interest margin decreased from 4.54% for the nine months ended September 30, 1997, to 4.32% for the nine months ended September 30, 1998. Net interest income was $3,921 for the nine months ended September 30, 1998 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income increased $23 or
 .59% for the nine month period ended September 30, 1998 over the same period of 1997.

      Net interest income for the three months ended September 30, 1998 was $1,298, down $31, or 2.33% from $1,329 for the same three months of 1997.

NON-INTEREST INCOME

      The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $55 or 17.86% for the nine month period ended September 30, 1998 over the same period of 1998. Non-interest income increased $31, or 32.63% when comparing the three months ended September 30, 1998 to the same period of 1997. The majority of this increase is attributed to income generated from fees on various loan and deposit products.

NON-INTEREST EXPENSE

      Non-interest expense increased $354 or 16.60%, for the nine month period ended September 30, 1998 over the same period of 1997. An increase of $153 or 21.49% is reflected when comparing the three month period ended September 30, 1998 to the same period of 1997. The increase in non-interest expense when comparing the periods is attributed to overall growth of the Company. Specific examples of growth contributing to the increase in non-interest expense include additions to the Company's Mortgage Lending Division staff (and programs) and expansion of the Company's main office facility which was completed and occupied in the first quarter of 1998.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      A provision for loan losses of $225 was made for the first nine months of 1998 compared with $285 in the first nine months of 1997. The provisions for loan losses were $75 for the three month periods ended September 30, 1998 and 1997. Provisions are in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $842 as of September 30, 1998, and represents approximately .96% of gross loans outstanding. The allowance for loan losses was $747 as of December 31, 1997, and represented .85% of gross loans outstanding. The allowance for loan losses was $772 as of September 30, 1997, and represented
 .88% of gross loans outstanding. Management believes the allowance was adequate as of September 30, 1998. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS

      Total nonperforming assets, which consist of nonaccrual loans, were $45 at September 30, 1998 and $38 at December 31, 1997. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

      Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At September 30, 1998, cash, securities classified as available for sale and federal funds sold were 22.09% of total earning assets compared to 23.06% at December 31,1997. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.

CAPITAL

      The Company's financial position at September 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

      Stockholders' equity reached $14,898 at the end of the third quarter of 1998 compared to $14,042 at December 31, 1997. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 1998, the Company's leverage ratio was 10.71% compared to 10.65% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

OTHER

      The Company continues to diligently address potential problems that the Year 2000 may pose for our operation as well as for our borrowers. A Year 2000 committee which has representation from all areas of the Bank, including senior management and internal audit, continues to monitor servicers and business partners in their efforts to be Year 2000 prepared as well as complete our internal testing and remediation projects. Inventory and Assessment of all Year 2000 related items is complete.

      The Company neither develops or supports code for any information systems, so our remediation efforts have been toward soliciting compliance from our vendors, business partners and servicers and on-site testing. The Company has identified all core and business critical applications and the hardware utilized for each. Our environmental systems such as HVAC and security systems have been included in our evaluations. Year 2000 compliance from the vendors for these areas has been sought, and the Company notes that many of these applications are currently compliant (subject to certain on-site testing) or the vendor has submitted an acceptable timeline for compliance. The Company is monitoring the compliance efforts of such vendors and notes that in all cases timelines are being substantially adhered to.

      Resources to address Year 2000 issues have been included in the budget approved by the Board of Directors. As of September 30, actual expenditures have approximated $5. The total remaining budget, which represents primarily testing expenses, is not expected to exceed $35 to be come Year 2000 compliant.

      A written testing strategy has been developed and testing is underway. On-site testing of critical applications will be completed by year-end 1998. As of September 30, 50% of our in house applications have been tested with no exceptions found that would interrupt our operations. Testing with third party servicers has begun and will be completed by March, 1999. Testing includes data exchange where appropriate. All testing is documented and reviewed for acceptance by our internal audit. In addition, documentation of the acceptance process will be made available for review to examiners.

      The Company has completed the identification of credit risks associated with borrowers who may not be Year 2000 prepared thru inquiry or completion of a credit risk assessment questionnaire. A bankwide credit risk assessment has been completed and submitted to the Board of Directors. Our lending area will continue to monitor these identified borrowers as well as assess Year 2000 risk of all new commercial credits. The Company expects that virtually all of our borrowers will be low risk by first quarter 1999. Methods have been established, however, to reduce risk for the Company if lack of compliance threatens to impact the viability of our customers. Those methods to reduce risk would be to require more collateral, require additional co-signors, require additional provisions to the loan loss reserve, or to call the note.

      The Company anticipates being Year 2000 ready. The Company is developing contingency plans for all mission critical items in the event of disruption due to unforseen circumstances or circumstances beyond our control. This plan is an expansion of our business continuity plan developed to allow for continued operation in an interrupted environment. Specific Year 2000 issues are being incorporated into this plan. These plans are 75% completed and expected to be substantially completed by year-end 1998.

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


                                PINNACLE BANKSHARES CORPORATION



NOVEMBER 4, 1998         /s/ Robert H. Gilliam, Jr.
----------------         --------------------------
Date                         Robert H. Gilliam, Jr., President and
                             Chief Executive Officer



NOVEMBER 4, 1998         /s/ Dawn P. Crusinberry
----------------         -----------------------
Date                            Dawn P. Crusinberry, Secretary,
                                Treasurer and Chief Financial Officer