Form 10KSB
period 1998-12-31
PINNACLE BANKSHARES CORP
filed 1999-03-22
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 000-23909

                         PINNACLE BANKSHARES CORPORATION
                 (Name of small business issuer in its charter)

          VIRGINIA                                        54-1832714
-------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


            P.O. BOX 29
       ALTAVISTA, VIRGINIA 24517                        24517-0029
 ----------------------------------------               ----------
 (Address of principal executive offices)               (ZIP CODE)

Issuer's telephone number (804) 369-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $3.00
                          -----------------------------
                                (Title of Class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.[X]

        State issuer's revenues for its most recent fiscal year: $10,984,000

        The aggregate market value of the voting stock held by nonaffiliates as of February 9, 1999: $23,953,000

The number of shares outstanding of Common Stock as of March 10, 1999: 719,025 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated in Part II of this report which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 13, 1999 are incorporated in
Part III of this report.

Transitional small business disclosure format: Yes [ ]   No  [x]

                         PINNACLE BANKSHARES CORPORATION
                         1998 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
                                     PART I

Item 1.        Description of Business                                      3
                      General Development of Business
                      Competition
                      Supervision and Regulation
                      Employees
Item 2.        Description of Properties                                    7
Item 3.        Legal Proceedings                                            7
Item 4.        Submission of Matters to a Vote of Security Holders          7

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters     8
Item 6.        Management's Discussion and Analysis or Plan of Operation    8
Item 7.        Financial Statements                                         8
Item 8.        Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                              8

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                          8
Item 10.       Executive Compensation                                       8
Item 11.       Security Ownership of Certain Beneficial Owners
               and Management                                               8
Item 12.       Certain Relationships and Related Transactions               8
Item 13.       Exhibits and Reports on Form 8-K                             9

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

        The Bank serves a trade area consisting primarily of southern Campbell County, northern Pittsylvania County and southeastern Bedford County from facilities located in the Town of Altavista. In October, 1998, a mortgage loan production office was opened in Forest, Virginia. The office was opened to better serve the Lynchburg and northern Campbell County area.

        The Bank owns two wholly-owned subsidiaries. FNB Property Corp., which is incorporated under the laws of the Commonwealth of Virginia, was formed to hold title to Bank premises real estate. First Properties, Inc., which is incorporated under the laws of the Commonwealth of Virginia, was formed to hold title to other real estate owned.

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


        GOVERNMENTAL POLICIES AND LEGISLATION. Banking is a business that depends primarily on rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Company's net revenues. These rates are highly sensitive to many factors that are beyond the Company's control. Accordingly, the Company's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

        CAPITAL REQUIREMENTS. The FRB, the Comptroller and the FDIC have adopted risk- based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by (I) assigning weighted risks to each balance sheet asset and certain off-balance sheet commitments and
(II) adding up all of the weighted risks of all assets and includable off-balance sheet commitments to obtain the total risk. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 or core capital consisting primarily of equity stock. Tier 2 capital, which is to make up the remainder of total capital, consists of (I) loan loss allowance, up to 1.25% of weighted risk assets (II) mandatory convertible debentures and (III) other forms of capital. Qualified preferred capital stock may be considered core capital up to 25% of all core capital elements.

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

Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulation") to implement these provisions. Under the regulations, the categories are:

        a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one
(I) having a Risk- based Capital Ratio of 10% or greater, (II) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (III) having a Leverage Ratio of 5% or greater and (IV) not being subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

        b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (I) having a Risk-based Capital Ratio of 8% or greater, (II) having a Tier 1 Risk- based Capital Ratio of less than 4% or (III) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMEL rating system.

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

        As of December 31, 1998, the Company was considered "well capitalized" and the Bank was considered "well capitalized." See "Item 6. Management's Discussion and Analysis-- Capital Resources."

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

        DEPOSIT INSURANCE ASSESSMENTS. FDICIA also requires the FDIC to implement a risk- based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund (the "BIF") to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC

        The FDIC has promulgated implementing regulations that base an institution's risk category partly upon whether the institution is well capitalized ("1"), adequately capitalized ("2") or less than adequately capitalized ("3"), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three "supervisory subgroups." Subgroup "A" institutions are financially sound institutions with few minor weaknesses, subgroup "B" institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration and subgroup "C" institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Company is categorized as a well-capitalized institution.

EMPLOYEES

        As of December 31, 1998, the Company had 51 full-time employees. The Company's Management believes that its employee relations are satisfactory.

ITEM 2.        DESCRIPTION OF PROPERTIES.

        The Company's headquarters are located at 622 Broad Street in downtown Altavista, Virginia, which is owned and occupied principally by the Bank.

        The Vista Branch, located at 1301 N. Main Street in Altavista, Virginia, consists of a single-story building owned by the Bank.

        First National Mortgage, located at 17841 Forest Road in Forest, Virginia, consists of a single-story building leased by the Bank.

        The Bank completed a three-story addition to its main office in 1998. The Bank, through FNB Property Corp., also owns property at 14580 Wards Road in Campbell County for future expansion. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses which might arise out of the ownership and use of such properties.

ITEM 3.        LEGAL PROCEEDINGS.

        The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


        (a)    Market Information

        The information contained on page 53 of the 1998 Annual Report to Shareholders, under the caption, "Market for Common Equity and Related Stockholders Matters", is incorporated herein by reference.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 21 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.        FINANCIAL STATEMENTS.

        The consolidated financial statements of the Registrant and subsidiary contained on pages 22 through 51 of the 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                    PART III

        Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the 1999 Annual Meeting of Pinnacle Bankshares Corporation ("Proxy Statement") mailed to Shareholders on or about March 12, 1999.

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        In response to this item, Registrant hereby incorporates by references the section entitled "Election of Directors," at page 2 thru 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 13, 1999. The Registrant hereby incorporates by reference the section entitled "Officers-Pinnacle Bankshares Corporation," as set forth on page 52 of the 1998 Annual Report of the Shareholders. The Registrant hereby incorporates by reference the Section 16(a) Beneficial Ownership Reporting Compliance at page 8 of the Proxy Statement.

ITEM 10.       EXECUTIVE COMPENSATION.

        Information on Executive Compensation is contained on pages 6 and 7 of the Proxy Statement and is incorporated herein by reference.

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

ITEM 13.       EXHIBITS LIST AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 13-1998 Annual Report to Shareholders (Such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB.)

               Exhibit 27-Financial Data Schedule

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PINNACLE BANKSHARES CORPORATION


MARCH 19, 1999                  /s/ Robert H. Gilliam, Jr.
-----------------------        -------------------------------------------
Date                           Robert H. Gilliam Jr., President and
                               Chief Executive Officer



MARCH 19, 1999                  /s/ Dawn P. Crusinberry
-----------------------        -------------------------------------------
Date                           Dawn P. Crusinberry, Secretary,
                               Treasurer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                               Date

/s/A. Willard Arthur         Director                            March 19, 1999
--------------------------
A. Willard Arthur

/s/Alvah P. Bohannon, III    Director                            March 19, 1999
--------------------------
Alvah P. Bohannon, III

/s/James E. Burton, IV       Director                            March 19, 1999
--------------------------
James E. Burton, IV

/s/John P. Erb               Director                            March 19, 1999
--------------------------
John P. Erb

/s/Robert L. Finch           Director                            March 19, 1999
--------------------------
Robert L. Finch

/s/Robert H. Gilliam, Jr.    President, Chief Executive          March 19, 1999
--------------------------   Officer and Director
Robert H. Gilliam, Jr.

/s/Carroll E. Shelton        Vice President and Director         March 19, 1999
--------------------------
Carroll E. Shelton

/s/John L. Waller            Director                            March 19, 1999
--------------------------
John L. Waller

/s/R.B. Hancock, Jr.         Director                            March 19, 1999
--------------------------
R.B. Hancock, Jr.

/s/James P. Kent, Jr.        Director                            March 19, 1999
--------------------------
James P. Kent, Jr.

/s/Percy O. Moore            Director                            March 19, 1999
--------------------------
Percy O. Moore

/s/Herman P. Rogers, Jr.     Director                            March 19, 1999
--------------------------
Herman P. Rogers, Jr.

/s/Kenneth S. Tyler, Jr.     Director                            March 19, 1999
------------------------
Kenneth S. Tyler, Jr.