Form 10KSB/A
period 1998-12-31
PINNACLE BANKSHARES CORP
filed 1999-04-01
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                         AMENDMENT NO. 1 TO FORM 10-KSB
(Mark One)

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

         State issuer's revenues for its most recent fiscal year:$10,984,000

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

Transitional small business disclosure format: Yes No x .

                         PINNACLE BANKSHARES CORPORATION
                AMENDMENT NO. 1 TO 1998 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                          Page


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters        3
Item 7.    Financial Statements                                            3


                                    PART III


Item 13.   Exhibits and Reports on Form 8-K                                3

SIGNATURES

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


                                    PART III


Item 13.   Exhibits List and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit  13-1998  Annual  Report to  Shareholders(Such  report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB.)

                  Exhibit 23-Consent of KPMG LLP

                  Exhibit 27-Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PINNACLE BANKSHARES CORPORATION


APRIL 01, 1999                         /s/ Dawn P. Crusinberry
-----------------                     --------------------------------------
Date                                  Dawn P. Crusinberry, Secretary,
                                      Treasurer and Chief Financial Officer