Form 10QSB
period 1999-03-31
PINNACLE BANKSHARES CORP
filed 1999-05-13
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

        Yes     X                                                No
            ------------                                            ---------

At April 22, 1999, 719,025 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes ___________  No x        .
                                                                  ----------

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 1999

                                      INDEX


Part I.   FINANCIAL INFORMATION


        Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                        3

               Consolidated Statements of Income for the
                periods ended March 31, 1999 and 1998                        4

               Consolidated Statements of Cash Flows for the
                periods ended March 31, 1999 and 1998                        5

               Notes to Consolidated Financial Statements                  6-8


        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operation           9


Part II.       OTHER INFORMATION

        Item 1.       Legal Proceedings                                     14

        Item 4.       Submission of Matters to a Vote of
                      Security Holders                                      14

        Item 6.       Exhibits and Reports on Form 8-K                      14


        SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         PINNACLE BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                        (Amounts in thousands of dollars)


Assets                                                              March 31, 1999     December 31, 1998
Cash and cash equivalents: (note 2)
            Cash and due from banks                                      $2,951             $3,323
            Federal funds sold                                            8,587              7,359
                                                                       --------          ---------
Total cash and cash equivalents                                          11,538             10,682

Securities  (note 3):
            Available-for-sale, at fair value                            23,815             20,352
            Held-to-maturity, at amortized cost                          15,205             14,720
Federal Reserve Bank stock, at cost                                          75                 75
Federal Home Loan Bank Stock, at cost                                       427                409
Loans, net (note 4)                                                      93,824             90,532
Premises and equipment, net                                               3,921              3,547
Other real estate owned                                                      --                 48
Accrued income receivable                                                 1,029              1,112
Other assets                                                              1,243                981
                                                                       --------           --------
Total assets                                                           $151,077           $142,458
                                                                       ========           ========
Liabilities and Stockholders' Equity

Liabilities:
            Deposits:
                 Demand                                                  11,269             10,993
                 Savings and NOW accounts                                42,923             39,575
                 Time                                                    79,488             74,619
                                                                        -------            -------
            Total deposits                                              133,680            125,187


            Note payable to Federal Home Loan Bank                          875                900
            Accrued interest payable                                        729                587
            Other liabilities                                               504                642
                                                                        -------            -------
Total liabilities                                                       135,788            127,316
                                                                        -------            -------

Stockholders' equity:
            Common stock, $3 par value. Authorized 3,000,000
            shares, issued and outstanding 719,025 shares
            in 1999 and 1998                                              2,157              2,157
            Capital surplus                                                 338                338
            Retained earnings                                            12,688             12,424
            Accumulated other comprehensive income                          106                223
                                                                        -------            -------
Total stockholders' equity                                               15,289             15,142


Total liabilities and stockholders' equity                             $151,077           $142,458
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

                         PINNACLE BANKSHARES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)


                                                                       For the Period     For the Period
                                                                       January 1, 1999   January 1, 1998
                                                                           Through          Through
                                                                       March 31, 1999     March 31, 1998
Interest Income:
            Interest and fees on loans                                       $2,077            1,996
            Interest on securities:
                       U.S. Treasury                                             56               58
                       U.S. Government agencies                                 240              246
                       Corporate                                                 70               45
                       States and political subdivisions (tax exempt)           151              129
                       Other                                                     22               15
            Interest on federal funds sold                                      124               95
                                                                             ------           ------
Total interest income                                                         2,740            2,584
                                                                             ------           ------
Interest expense:
            Interest on deposits:
                       Savings and NOW accounts                                 310              283
                       Time - other                                             889              812
                       Time - $100,000 and over                                 201              167
            Other interest expense                                               14               15
                                                                             ------           ------
Total interest expense                                                        1,414            1,277
                                                                             ------           ------
Net interest income                                                           1,326            1,307

Provision for loan losses                                                        75               75
                                                                             ------           ------
Net interest income after provision for loan losses                           1,251            1,232

Noninterest income:
            Service charges on deposit accounts                                  61               62
            Net gain(loss) on calls and sales of securities                      --                1
            Other operating income                                              109               58
                                                                             ------           ------
Total noninterest income                                                        170              121
                                                                             ------           ------
Noninterest expense:
            Salaries and employee benefits                                      499              458
            Occupancy expense                                                    48               35
            Furniture and equipment                                              77               74
            Other operating expenses                                            265              235
                                                                             ------           ------
Total noninterest expense                                                       889              802
                                                                             ------           ------
Income before income tax expense                                                532              551

Income tax expense                                                              139              160
                                                                             ------           ------
Net income                                                                     $393             $391
                                                                             ======           ======
Net income per share (note 5): Basic                                          $0.55            $0.54
Diluted                                                                       $0.54            $0.54
                                                                             ======           ======

See accompanying notes to consolidated financial statements.

                         PINNACLE BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                       For the Period    For the Period
                                                                       January 1, 1999   January 1, 1998
                                                                           Through           Through
                                                                        March 31, 1999    March 31, 1998
Cash flows from operating activities:
          Net income                                                           $393             $391
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
            Depreciation of bank premises and equipment                          60               43
            Amortization of core deposit premium                                  3                4
            Amortization of net unearned fees                                   (39)             (27)
            Amortization of organizational costs                                 --                2
            Net amortization (accretion) of premiums
              and discounts on securities                                         9                4
            Provision for loan losses                                            75               75
            Provision for deferred income taxes                                  84              (17)
            Net (gain) loss on sale of premises and equipment                    --               (6)
            Net (gain) loss on calls and sales of securities                     --               (1)
            Net (increase) decrease in:
                    Accrued income receivable                                    83               81
                    Other assets                                               (202)              31
            Net increase (decrease) in:
                    Accrued interest payable                                    142              113
                    Other liabilities                                          (138)             123
                                                                             ------          -------
Net cash provided by operating activities                                       470              816
                                                                             ======          =======
Cash flows from investing activities:
          Purchases of held-to-maturity securities                           (1,990)          (1,224)
          Purchases of available-for-sale securities                         (4,497)          (3,498)
          Proceeds from maturities and calls of
            held-to-maturity securities                                       1,500              338
          Proceeds from paydowns and maturities  of
            held-to-maturity mortgage-backed securities                           1                1
          Proceeds from maturities and calls of
            available-for-sale securities                                       200            3,302
          Proceeds from paydowns and maturities  of
            available-for-sale mortgage-backed securities                       652              274
          Purchase of Federal Home Loan Bank stock                              (18)
          Net (increase) decrease in loans                                   (3,460)            1,888
          Recoveries on loans charged off                                        45               35
          Purchases of  premises and equipment                                 (434)            (326)
          Proceeds from sale of  other real
            estate owned                                                         48               --
          Proceeds from sale of  premises
            and equipment                                                        --               10
          Rent payments for other real estate owned                              --               (1)
                                                                             ------           ------
Net cash provided by (used) in investing activities                          (7,953)             799
                                                                             ======           ======

Cash flows from financing activites:
          Net increase in demand, savings and NOW deposits                    3,624              292
          Net increase in time deposits                                       4,869              779
          Dividends paid                                                       (129)            (121)
          Repayments of note payable to Federal Home
            Loan Bank                                                           (25)             (25)
                                                                             ------           ------
Net cash provided by financing activities                                     8,339              925
                                                                             ======           ======
Net increase in cash and cash equivalents                                       856            2,540

Cash and cash equivalents, beginning of period                               10,682            6,691
                                                                            -------           ------
Cash and cash equivalents, end of period                                    $11,538           $9,231
                                                                            =======           ======

See accompanying notes to consolidated financial statements.

                         PINNACLE BANKSHARES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


Organization and Summary of Significant Accounting Policies

(1)     GENERAL

        The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three-month periods ended March 31, 1999 and 1998, and the cash flows for the three-month periods ended March 31, 1999 and 1998.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's Annual Report for the year ended December 31, 1998.

        The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)     CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

(3)  SECURITIES

        The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 1999, are shown in the table below. As of March 31, 1999, securities with amortized costs of $4,171 and fair values of $4,190 were pledged as collateral for public deposits.

                                                        Gross        Gross
                                       Amortized     Unrealized   Unrealized     Fair
        Available-for-Sale:              Costs          Gains       Losses      Values
        U.S. Treasury securities
          and obligations of U.S.
          Government corporations
            and agencies               $ 15,491           68         (93)       15,466
        Obligations of states and
          political subdivisions          3,999          136           -         4,135
        Mortgage-backed securities-
          Government                      3,554           50           -         3,604
        Other securities                    107            -           -           107
        Corporate securities                502            1           -           503
        ------------------------------------------------------------------------------
        TOTALS                         $ 23,653          255         (93)       23,815
        ------------------------------------------------------------------------------

                                                         Gross       Gross
                                       Amortized      Unrealized  Unrealized     Fair
        Held-to-Maturity:                Costs           Gains      Losses      Values
        U.S. Treasury securities
          and obligations of U.S.
          Government corporations
            and agencies               $  1,912             7          -         1,919
        Obligations of states and
          political subdivisions         13,287           252        (55)       13,484
        Mortgage-backed securities-
          Private                             6             -          -             6
        ------------------------------------------------------------------------------
      TOTALS                           $ 15,205           259        (55)       15,409
      --------------------------------------------------------------------------------


(4)     ALLOWANCE FOR LOAN LOSSES

        Changes in the allowance for loan losses are as follows:

        Balance at January 1, 1999                 $877

        Provision for loan losses                    75

        Loans charged off                          (119)

        Recoveries                                   45
                                                   ----
        Balance at March 31, 1999                  $878
                                                   ====


(5)     NET INCOME PER SHARE

        Net income per share is based upon the weighted average number of common stock shares outstanding during the periods. Basic shares outstanding during the periods were 719,025. 725,074 shares were used for the fully diluted calculation.

(6)     COMPREHENSIVE INCOME

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

        The Company is required to classify items of "Other Comprehensive Income" (such as net unrealized gains(losses) on securities available-for-sale) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

        Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operation or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company, since the Company has net unrealized gains (losses) on available- for-sale securities, an item of other comprehensive income. For the three months ended March 31, 1999 and 1998, total comprehensive income was $276 and $389, respectively.

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

OVERVIEW

        Total assets at March 31, 1999 were $151,077, up 6.05% from $142,458 at December 31, 1998. The principal components of the Company's assets at the end of the period were $39,020 in securities and $93,824 in net loans. During the three month period, gross loans increased 3.56% or $3,268. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 10.54% which was related to construction of the new First National Bank Airport Branch facility. Other assets increased 26.71%. The increase was primarily due to prepayment of maintenance fees.

        Total liabilities at March 31, 1999 were $135,788, up from $127,316 at December 31, 1998, with the increase almost entirely represented by $8,493 or 6.78% growth in deposits. Non-interest bearing demand deposits increased $276 or 2.51% and represented 8.43% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

        Total stockholders' equity at March 31, 1999 was $15,289 consisting of $12,688 in retained earnings and $106 of unrealized gains on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1998, total shareholder's equity was $15,142.

        The Company had net income of $393 for the three months ended March 31, 1999, compared with net income of $391 for the comparable period in 1998, an increase of .51%. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

        Profitability as measured by the Company's return on average assets
(ROA) was 1.06% for the first quarter of 1999, down from 1.18% for the same period of 1998. Another key indicator of performance, the return on average equity (ROE) for March 31, 1999 was 10.34%, compared to 11.03% for March 31, 1998.

NET INTEREST INCOME

        Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         The net interest margin decreased from 4.39% for the three months ending March 31, 1998, to 3.99% for the three months ending March 31, 1999. Net interest income was $1,326 for the three months ended March 31, 1999 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The decrease in the interest rate spread is a result of the falling interest rate environment and assets repricing at lower rates faster than corresponding interest-bearing liabilities.

        Interest expense on deposits increased 10.94% in the first quarter of 1999 over the first quarter of 1998. Interest income on loans and securities increased 6.04% in the first quarter of 1999 over the first quarter of 1998.

NON-INTEREST INCOME

        The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $49 or 40.50% in the first quarter of 1999 over the first quarter of 1998. The majority of this increase is attributed to income generated from fees on various loan and deposit products. Income generated from fees on various loan products increased $55.

NON-INTEREST EXPENSE

        Non-interest expense increased $87 or 10.85%, in the first quarter of 1999 over the first quarter of 1998. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

        A provision for loan losses of $75 was expensed in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $878 as of March 31, 1999, and represents approximately .92% of gross loans outstanding. Management believes the allowance is adequate as of March 31, 1999. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NONPERFORMING ASSETS

        Total nonperforming assets, which consist of nonaccrual loans, were $85 at March 31, 1999 and $45 at December 31, 1998. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

        Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At March 31, 1999, cash, securities classified as available for sale and federal funds sold were 24.70% of total earning assets compared to 23.05% at December 31,1998. Additional sources of liquidity available to the Company include its capacity to borrow funds through correspondent banks.

CAPITAL

        The Company's financial position at March 31, 1999 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

        Stockholders' equity reached $15,289 at the end of the first quarter of 1999 compared to $15,142 at December 31, 1998. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1999, the Company's leverage ratio was 10.16% compared to 10.66% at December 31, 1998. Each of these exceeds the required minimum leverage ratio of 3%.

OTHER

        The Company is cognizant of the risks posed by the Year 2000 (Y2K) issue for both our operation and our borrowers. The Company continues to place a high priority on our Y2K efforts to identify any potential problems and to take necessary corrective action. Our Y2K committee, which has representation from all areas of the Bank, including senior management and internal audit, continues to meet at least monthly to monitor servicers and business partners in their efforts to be Y2K prepared as well as complete our internal testing and remediation projects. Inventory and assessment of all Y2K related items was initially completed in April 1998.

        The Company neither develops nor supports code for any information systems; therefore, our remediation efforts have been toward soliciting compliance from our vendors, business partners and servicers and on-site testing. The Company has identified all core and business critical applications and the hardware utilized for each. Our environmental systems such as HVAC and security systems have been addressed. Y2K compliance from the vendors for these areas has been sought, and the Company notes that these applications are currently compliant or the vendor has submitted an acceptable timeline for compliance. The Company is monitoring the compliance efforts of such vendors and notes that in all cases, timelines are being substantially adhered to.

        A written testing strategy was developed and internal mission critical testing is now completed without a single testing failure. Internal testing included, but was not limited to, the century rollover date on all hardware and software components followed by a complete update of core financial programs. Six other critical dates were tested utilizing unit tests, as well as integrated tests, where appropriate. Testing with third-party servicers has been substantially completed. The Federal Reserve bank of Richmond has provided comprehensive testing opportunities for our on-line connection. The Company has completed Y2K testing for each of the applications in use with the Federal Reserve. Third-party testing included data exchange where appropriate. All testing is documented and reviewed for acceptance by our internal audit department. In addition, documentation of the acceptance process will be made available for review by our federal regulators. The Company continues to be vigilant regarding any newly acquired Information Technology
(IT) products and applications and performs appropriate testing.

        The Company has identified credit risks associated with borrowers who may not be Y2K prepared through inquiry and completion of a readiness questionnaire. A bankwide credit risk assessment was completed and submitted to the Board of Directors in the fall of 1998. All new commercial credits continue to be evaluated for Y2K risk. Our lending area has completed reevaluation of any credit risk originally designated with medium or higher risk to determine their current Y2K status. This reevaluation showed that less than 2% of the Company's commercial loan portfolio was rated above low risk. The Company continues to monitor these credits. Methods to further reduce Company risk in this area have also been established. Methods to reduce risk would be to require additional collateral, require additional cosigners, or call the note.

        The Company continues to focus primarily on the validation of the contingency plans developed to ensure business continuity throughout potential disruptions possible in the century change. A separate contingency task force has been established to direct the implementation and training necessary for a successful plan. This plan would enable the Company to continue to operate in the event of disruption of service from outside partners.

        Although contingency plans address a number of scenarios, the Company does not believe it is possible for any business to address the potentially unlimited number of scenarios related to Y2K issues. Management does not believe in the most likely worse case scenarios, Y2K will have a material effect on the Company's results of operations, liquidity or financial condition. Although considered highly unlikely, management realizes that if its Y2K assessment, remediation or contingency plans prove to be inadequate, it could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

        The Company notes that resources to address Y2K issues have been included in the budget approved by the Board of Directors. The estimated 1999 Y2K budget is $15. Less than $1 was expensed for the three months ended
March 31, 1999.

        The Company has confidence in our preparedness for the millennium change and in our ability to continue to successfully operate and handle the transactions of our customers.

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


                                      PINNACLE BANKSHARES CORPORATION



MAY 12, 1999                           /s/ Robert H. Gilliam, Jr.
-----------------------               -------------------------------------
Date                                  Robert H. Gilliam, Jr., President and
                                      Chief Executive Officer



MAY 12, 1999                           /s/ Dawn P. Crusinberry
------------------------              -------------------------------------
Date                                  Dawn P. Crusinberry, Secretary,
                                      Treasurer and Chief Financial Officer