Form 10QSB
period 1999-06-30
PINNACLE BANKSHARES CORP
filed 1999-08-03
CIK 1031233

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999


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

      Yes     X                                       No
         ----------                                     -----------

At July 13, 1999, 719,925 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes    No x .
                                                  ---   ---

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                                  June 30, 1999

                                      INDEX


Part I.   FINANCIAL INFORMATION


      Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                3

            Consolidated Statements of Income and
             Comprehensive Income for the three month periods
             ended June 30, 1999 and 1998                         4

            Consolidated Statements of Income and
             Comprehensive Income for the six month periods
             ended June 30, 1999 and 1998                         5

            Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 1999 and 1998           6

            Notes to Consolidated Financial Statements            7-9


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation      10-15


Part II.    OTHER INFORMATION

      Item 1.  Legal Proceedings                                 16

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                  16

      Item 6.  Exhibits and Reports on Form 8-K                  16


      SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         PINNACLE BANKSHARES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

================================================================================

Assets                                         June 30, 1999   December 31, 1998

Cash and cash equivalents:  (note 2)
        Cash and due from banks                         $3,948            $3,323
        Federal funds sold                               2,196             7,359
                                              ---------------- -----------------
Total cash and cash equivalents                          6,144            10,682

Securities  (note 3):
        Available-for-sale, at fair value               21,903            20,352
        Held-to-maturity, at amortized cost             15,885            14,720
Federal Reserve Bank stock, at cost                         75                75
Federal Home Loan Bank Stock, at cost                      427               409
Loans, net (note 4)                                     96,357            90,532
Bank premises and equipment, net                         4,461             3,547
Other real estate owned                                    --                 48
Accrued income receivable                                1,234             1,112
Other assets                                             1,218               981
                                              ---------------- -----------------
Total assets                                          $147,704          $142,458
================================================================================

Liabilities and Stockholders' Equity

Liabilities:
        Deposits:
             Demand                                     10,733            10,993
             Savings and NOW accounts                   42,609            39,575
             Time                                       77,035            74,619
                                              ---------------- -----------------
        Total deposits                                 130,377           125,187

        Note payable to Federal Home Loan Bank             850               900
        Accrued interest payable                           590               587
        Other liabilities                                  586               642
                                              ---------------- -----------------
Total liabilities                                      132,403           127,316
                                              ---------------- -----------------
Stockholders' equity:
        Common stock, $3 par value. Authorized
             3,000,000 shares, issued and
             outstanding 719,925 shares in 1999 and
             719,025 shares in 1998                      2,160             2,157
        Capital surplus                                    367               338
        Retained earnings                               12,916            12,424
        Accumulated other comprehensive income            (142)              223
                                              ---------------- -----------------
Total stockholders' equity                              15,301            15,142

Total liabilities and stockholders'  equity           $147,704          $142,458
================================================================================
See accompanying notes to consolidated financial statements.

                         PINNACLE BANKSHARES CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)

================================================================================

                                                For Three Months        For Three Months
                                                     Ended                    Ended
                                                June 30, 1999            June 30, 1998
                                                -------------            -------------

Interest Income:
        Interest and fees on loans                      $2,103            $1,983
        Interest on securities:
                U.S. Treasury                               52                57
                U.S. Government agencies                   261               252
                Corporate                                   73                53
                States and political subdivisions
                  (tax exempt)                             156               139
                Other                                       23                28
        Interest on federal funds sold                      74               103
                                               ---------------------------------
Total interest income                                    2,742             2,615
                                               ---------------------------------
Interest expense:
        Interest on deposits:
                Savings and NOW accounts                   315               281
                Time - other                               889               834
                Time - $100,000 and over                   179               169
        Other interest expense                              13                15
                                               ---------------------------------
Total interest expense                                   1,396             1,299
                                               ---------------------------------
Net interest income                                      1,346             1,316
Provision for loan losses                                   75                75
                                               ---------------------------------
Net interest income after provision for loan losses      1,271             1,241

Noninterest income:
        Service charges on deposit accounts                 71                67
        Net gain on calls and sales of securities            4                 3
        Other operating income                              99                46
                                               ---------------------------------
Total noninterest income                                   174               116
                                               ---------------------------------
Noninterest expense:
        Salaries and employee benefits                     529               468
        Occupancy expense                                   47                44
        Furniture and equipment                             83                75
        Other operating expenses                           308               232
                                               ---------------------------------
Total noninterest expense                                  967               819
                                               ---------------------------------
Income before income tax expense                           478               538

Income tax expense                                         119               160
                                               ---------------------------------
Net income                                                 359               378

Other comprehensive income, net of income tax expense:
    Net unrealized gains(losses) on securities
    available for sale                                    (248)                2
                                               ---------------------------------
Comprehensive income                                      $111              $380
================================================================================
Net income per share (note 5):
Basic                                                    $0.50             $0.53
Diluted                                                  $0.49             $0.52
================================================================================
See accompanying notes to consolidated financial statements.


                         PINNACLE BANKSHARES CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



                                                For Six Months  For Six Months
                                                     Ended           Ended
                                                June 30, 1999   June 30, 1998
                                                -------------   -------------
Interest Income:
        Interest and fees on loans                      $4,180            $3,979
        Interest on securities:
                U.S. Treasury                              108               115
                U.S. Government agencies                   501               498
                Corporate                                  143                98
                States and political subdivisions
                   (tax exempt)                            307               268
                Other                                       45                43
        Interest on federal funds sold                     198               198
                                              ----------------------------------
Total interest income                                    5,482             5,199
                                              ----------------------------------
Interest expense:
        Interest on deposits:
                Savings and NOW accounts                   625               564
                Time - other                             1,778             1,646
                Time - $100,000 and over                   380               336
        Other interest expense                              27                30
                                              ----------------------------------
Total interest expense                                   2,810             2,576
                                              ----------------------------------
Net interest income                                      2,672             2,623

Provision for loan losses                                  150               150
                                              ----------------------------------
Net interest income after provision for
    loan losses                                          2,522             2,473

Noninterest income:
        Service charges on deposit accounts                132               129
        Net gain on calls and sales of securities            4                 4
        Other operating income                             208               104
                                              ----------------------------------
Total noninterest income                                   344               237
                                              ----------------------------------
Noninterest expense:
        Salaries and employee benefits                   1,028               926
        Occupancy expense                                   95                79
        Furniture and equipment                            160               149
        Other operating expenses                           573               467
                                              ----------------------------------
Total noninterest expense                                1,856             1,621
                                              ----------------------------------
Income before income tax expense                         1,010             1,089

Income tax expense                                         258               320
                                              ----------------------------------
Net income                                                 752               769

Other comprehensive income, net of income tax expense:
    Net unrealized gains(losses) on securities
    available for sale                                    (365)              ---
                                              ----------------------------------
Comprehensive income                                      $387              $769
================================================================================
Net income per share (note 5):
Basic                                                    $1.05             $1.07
Diluted                                                  $1.04             $1.06
================================================================================
See accompanying notes to consolidated financial statements.

                         PINNACLE BANKSHARES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)



                                                  For Six Months  For Six Months
                                                       Ended           Ended
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
Cash flows from operating activities:
   Net income                                             $752             $769
   Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation of bank premises and equipment        119               99
        Amortization of core deposit premium                 6                7
        Amortization of organization costs                 ---                3
        Amortization of net unearned fees                  (66)             (65)
        Net amortization (accretion) of premiums and
                discounts on securities                     17               11
        Provision for loan losses                          150              150
        Provision for deferred income taxes                 47              (39)
        Net gain on sale of premises and equipment         ---               (6)
        Net gain on calls and sales of securities           (4)              (4)
        Net (increase) decrease in:
                Accrued income receivable                 (122)             (73)
                Other assets                                 8              (76)
        Net increase (decrease) in:
                Accrued interest payable                     3               17
                Other liabilities                          (56)             106
                                              ---------------------------------
Net cash provided by operating activities                  854              899
===============================================================================
Cash flows from investing activities:
          Purchases of held-to-maturity
              securities                                (2,875)          (3,386)
          Purchases of available-for-sale
              securities                                (5,497)          (7,003)
          Proceeds from maturities and calls
              of held-to-maturity securities             1,700              539
          Proceeds from paydowns and maturities
              of held-to-maturity
              mortgage-backed securities                     2                2
          Proceeds from  maturities and calls
              of available-for-sale
              securities                                 2,200            7,155
          Proceeds from paydowns and maturities
              of available-for-sale
              mortgage-backed securities                 1,188              791
          Purchase of Federal Home Loan Bank stock         (18)             ---
          Net (increase) decrease in loans              (6,103)           1,843
          Recoveries on loans charged off                   84               59
          Purchases of bank premises and
              equipment                                 (1,003)            (605)
          Proceeds from sale of bank premises
              and equipment                                ---               10
          Sale of and rent payments on
              other real estate owned                       48              151
                                             ----------------------------------
Net cash used in investing activities                  (10,304)            (444)
===============================================================================
Cash flows from financing activites:
          Net increase in demand, savings
              and NOW deposits                           2,774              279
          Net  increase (decrease) in
              time deposits                              2,416           (1,155)
          Dividends paid                                  (260)            (244)
          Dividends reinvested                              32              ---
          Repayment of note payable to
              Federal Home Loan Bank                       (50)             (50)
                                             ----------------------------------
Net cash used by financing activities                    4,912           (1,170)
===============================================================================
Net increase in cash and cash equivalents               (4,538)            (715)

Cash and cash equivalents, beginning of
      period                                            10,682            6,691
                                             ----------------------------------
Cash and cash equivalents, end of period                $6,144           $5,976
===============================================================================
See accompanying notes to consolidated financial statements.

                         PINNACLE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)
                      (In thousands, except for share data)


(1)   General

      The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (the "Company") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's Annual Report for the year ended December 31, 1998.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

(2)   Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

      The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 1999, are shown in the table below. As of June 30, 1999, securities with amortized costs of $2,271 and fair values of $2,239 were pledged as collateral for public deposits.


                                                          Gross            Gross
                                           Amortized    Unrealized       Unrealized        Fair
      Available-for-Sale:                   Costs         Gains            Losses          Values
      -------------------                  ---------    ----------       ----------       -------

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies                      $ 14,995         16              (286)           14,725
      Obligations of states and
        political subdivisions               3,999         58               (13)            4,044
      Mortgage-backed securities-
        Government                           3,017         26               (16)            3,027
      Other securities                         107          -                 -               107
      --------------------------------------------------------------------------------------------
      Totals                              $ 22,118        100              (315)           21,903
      --------------------------------------------------------------------------------------------

                                                          Gross             Gross
                                           Amortized    Unrealized       Unrealized         Fair
      Held-to-Maturity:                     Costs         Gains            Losses           Values
      -----------------                    ---------    ----------       ----------         ------

      U.S. Treasury securities
       and obligations of U.S.
        Government corporations
        and agencies                      $  2,412          1               (30)            2,383
      Obligations of states and
        political subdivisions              13,468        113              (263)           13,318
      Mortgage-backed securities-
        Private                                  5          -                 -                 5
      --------------------------------------------------------------------------------------------
      Totals                              $ 15,885        114              (293)           15,706
      --------------------------------------------------------------------------------------------


(4)   Allowance for Loan Losses

      Changes in the allowance for loan losses are as follows:

                                          1999        1998
                                          ----        ----

      Balance at January 1,               $877        $747

      Provision for loan losses            150         150

      Loans charged off                   (167)       (141)

      Recoveries                            84          59
                                          ----        ----

      Balance at June 30,                 $944        $815
                                          ======      =====


(5)   Net Income Per Share

      Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:


                                     Net Income        Shares        Per Share
Three Months Ended June 30, 1999     (Numerator)    (Denominator)     Amount
--------------------------------    -----------    -------------     ---------

Basic net income per share         $       359         719,707    $       .50
Effect of dilutive stock options            -            6,158    ============
                                    ----------     -----------

Diluted net income per share       $       359         725,865    $       .49
                                    ==========     ===========    ============

Three Months Ended June 30, 1998
--------------------------------

Basic net income per share         $       378         719,025    $       .53
Effect of dilutive stock options             -           5,244    ============
                                    ----------     -----------

Diluted net income per share       $       378         724,269    $       .52
                                   ===========     ===========    ============


                                     Net Income        Shares        Per Share
Six Months Ended June 30, 1999       (Numerator)    (Denominator)     Amount
------------------------------       -----------    -------------    ---------

Basic net income per share         $       752         719,368    $      1.05
Effect of dilutive stock options            -            6,093    ============
                                    ----------     -----------

Diluted net income per share       $       752         725,461    $       1.04
                                   ===========     ===========    ============

Six Months Ended June 30, 1998
------------------------------

Basic net income per share         $       769         719,025    $       1.07
Effect of dilutive stock options            -            4,520    ============
                                    ----------     -----------

Diluted net income per share       $       769         723,545    $       1.06
                                   ===========     ===========    ============

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

OVERVIEW

      Total assets at June 30, 1999 were $147,704, up 3.68% from $142,458 at December 31, 1998. The principal components of the Company's assets at the end of the period were $37,788 in securities and $96,357 in net loans. During the six month period, gross loans increased 6.38% or $5,855. The Company's lending activities are a principal source of income. The Company's premises and equipment grew 25.77%, which was related to construction of the new First National Bank Airport Branch facility.

      Total liabilities at June 30, 1999 were $132,403, up from $127,316 at December 31, 1998, with the increase reflective of an increase in deposits of 5,190 or 4.15%. Non-interest bearing demand deposits decreased $260 or 2.37% and represented 8.23% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

      Total stockholders' equity at June 30, 1999 was $15,301. At December 31, 1998, total shareholder's equity was $15,142.

      The Company had net income of $752 for the six months ended June 30, 1999, compared with net income of $769 for the comparable period in 1998, a decrease of 2.21%. The Company had net income of $359 for the three months ended June 30, 1999, compared with net income of $378 for the comparable period in 1998, a decrease of 5.03%. The results of operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

      Profitability as measured by the Company's return on average assets (ROA) was 1.01% for the six months ended June 30, 1999, down from 1.15% for the same period of 1998. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 1999 was 9.88%, compared to 10.75% for the six months ended June 30, 1998.

NET INTEREST INCOME

      Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

      The net interest margin decreased from 4.35% for the six months ended June 30, 1998, to 4.02% for the six months ended June 30, 1999. Net interest income was $2,672 for the six months ended June 30, 1999 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

      Net interest income for the three months ended June 30, 1999 was $1,346, up $30, or 2.28% from $1,316 for the same three months of 1998.

NON-INTEREST INCOME

      The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from loans. Non-interest income increased $107 or 45.15% for the six month period ended June 30, 1999 over the same period of 1998. Non-interest income increased $58, or 50.00% when comparing the three months ended June 30, 1999 to the same period of 1998. Income generated from fees on various loan products increased $99. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. In addition, in May, the Bank began surcharging foreign customers at all three ATM locations.

NON-INTEREST EXPENSE

      Non-interest expense increased $235 or 14.50%, for the six month period ended June 30, 1999 over the same period of 1998. An increase of $148 or 18.07% is reflected when comparing the three month period ended June 30, 1999 to the same period of 1998. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Airport Branch facility opened in late June, 1999.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      A provision for loan losses of $150 was made for the first six months of 1999 and 1998. The provisions for loan losses for the three month periods ended June 30, 1999 and 1998 were both $75. Provisions are in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $944 as of June 30, 1999, and represents approximately .97% of gross loans outstanding. The allowance for loan losses was $877 as of December 31, 1998, and represented .96% of gross loans outstanding. The allowance for loan losses was $815 as of June 30, 1998, and represented .95% of gross loans outstanding. Management believes the allowance was adequate as of June 30, 1999. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS

      Total nonperforming assets, which consist of nonaccrual loans, were $306 at June 30, 1999 and $45 at December 31, 1998. Management believes losses will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

LIQUIDITY

      Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At June 30, 1999, cash, securities classified as available for sale and federal funds sold were 20.31% of total earning assets compared to 23.05% at December 31,1998. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.

CAPITAL

      The Company's financial position at June 30, 1999 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

      Stockholders' equity reached $15,301 at the end of the second quarter of 1999 compared to $15,142 at December 31, 1998. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 1999, the Company's leverage ratio was 10.31% compared to 10.66% at December 31, 1998. Each of these exceeds the required minimum leverage ratio of 4%.

OTHER

      The Company is cognizant of the risks posed by the Year 2000(Y2K) issue for both our operation and our borrowers. The Company continues to place a high priority on our Y2K efforts to identify any potential problems and to take necessary corrective action. Our Y2K committee, which has representation from all areas of the Bank, including senior management, continues to meet at least monthly to monitor servicers and business partners in their efforts to be Y2K prepared as well as complete our internal testing and remediation projects. Inventory and assessment of all Y2K related items was initially completed in April 1998.

      The Company neither develops or supports code for any information systems; therefore, our remediation efforts have been toward soliciting compliance from our vendors, business partners and servicers and on-site testing. The Company has identified all core and business critical applications and the hardware utilized for each. Our environmental systems such as HVAC and security systems have been addressed. Y2K compliance from the vendors for these areas has been sought, and the Company notes that these applications are currently compliant or the vendor has submitted an acceptable timeline for compliance. The Company is monitoring the compliance efforts of such vendors and notes that in all cases, timelines are being substantially adhered to.

      A written testing strategy has been developed and internal mission critical testing is now completed without a single testing failure. Internal testing included, but was not limited to, the century rollover date on all hardware and software components followed by a complete update of core financial programs. Six other critical dates were tested utilizing unit tests, as well as integrated tests, where appropriate. Testing with third party servicers has been completed. The Federal Reserve Bank of Richmond has provided comprehensive testing opportunities for our on-line connection. The Company has completed Y2K testing for each of the applications in use with the Federal Reserve. Third-party testing included data exchange where appropriate. All testing is documented and reviewed for acceptance by our internal audit department. In addition, documentation of the acceptance process will be made available for review by our federal regulators. The Company continues to be vigilant regarding any newly acquired Information Technology (IT) products and applications and performs appropriate testing. Testing and evaluation of testing has been completed and all remediated items are in production.

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

      The Company continues to focus on the validation of the contingency plans developed to ensure business continuity throughout potential disruptions possible in the century change. A separate contingency task force has been established to direct the implementation and training necessary for a successful plan. This plan would enable the Company to continue to operate in the event of disruption of service from outside partners. The Y2K contingency plan has been incorporated into the Company's business continuity plan and is in independent review. Eleven teams have been developed to address contingency concerns in identified areas. Contingency team training and validation will continue throughout the year.

      Although contingency plans address a number of scenarios, the Company does not believe it is possible for any business to address the potentially unlimited number of scenarios related to Y2K issues. Management does not believe, in the most likely worse case scenarios, Y2K will have a material effect on the Company's results of operations, liquidity or financial condition. Although considered highly unlikely, management realizes that if its Y2K assessment, remediation or contingency plans prove to be inadequate, it could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

      The Company notes that resources to address Y2K issues have been included in the budget approved by the Board of Directors. The estimated 1999 Y2K budget is $15. Less than $2 was expensed for the six months ended June 30, 1999.

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


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The 1999 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 13, 1999.

      (b) The April 13, 1999, annual meeting of the shareholders of the Company involved the election of directors. The following persons were elected to serve as Class II Directors, serving until the 2002 Annual Meeting.

    Name                    For                 Against           Abstain
    ----                    ---                 -------           -------

Alvah P. Bohannon, III    535,727                  0               21,066
James E. Burton, IV       535,727                  0               21,066
James P. Kent, Jr.        535,727                  0                1,000
Percy O. Moore            535,727                  0               21,066

      The following person was elected to serve as a Class I Director, serving until the 2001 Annual Meeting.

    Name                    For                 Against           Abstain
    ----                    ---                 -------           -------

A. Willard Arthur         535,727                  0                1,000

      Class I and III directors will continue in office until the 2001 and 2000 Annual Meetings of Shareholders, respectively.

                  Class  I                    Class III
                  --------                    ---------
             John P. Erb                  Herman P. Rogers, Jr.
             Robert L. Finch              Carroll E. Shelton
             Robert H. Gilliam, Jr.       Kenneth S. Tyler, Jr.
             R.B. Hancock, Jr.            John L. Waller

      (c) None
      (d) None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
                 Exhibit 27-Financial Data Schedule

      (b)  Reports on Form 8-K
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PINNACLE BANKSHARES CORPORATION



AUGUST 3, 1999                  /s/ Robert H. Gilliam, Jr.
--------------------            ------------------------------------
Date                            Robert H. Gilliam, Jr., President and
                                Chief Executive Officer



AUGUST 3, 1999                 /s/ Dawn P. Crusinberry
--------------------           ------------------------------------
Date                            Dawn P. Crusinberry, Secretary,
                                Treasurer and Chief Financial Officer
                                       17