Form 10QSB
period 1999-09-30
PINNACLE BANKSHARES CORP
filed 1999-11-09
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

         Yes     X                                             No

At October 12, 1999, 719,925 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.


Transitional small business disclosure format: Yes No x .

                         PINNACLE BANKSHARES CORPORATION
                                 AND SUBSIDIARY
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

                                      INDEX


Part I.   FINANCIAL INFORMATION                                            PAGE


         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30,
                    1999 and December 31, 1998                               3

                  Consolidated Statements of Income and
                    Comprehensive Income for three month periods
                    ended September 30, 1999 and 1998                        4

                  Consolidated Statements of Income and
                    Comprehensive Income for the nine month periods
                    ended September 30, 1999 and 1998                        5

                  Consolidated Statements of Cash Flows for the nine
                    month periods ended September 30, 1999 and 1998          6

                  Notes to Consolidated Financial Statements               7-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10-15


Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         16

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                          16

         Item 6.  Exhibits and Reports on Form 8-K                          16


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)


ASSETS                                                                       September 30, 1999           December 31, 1998

Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                                 $4,129                      $3,323
                 Federal funds sold                                                       3,477                       7,359
                                                                             ----------------------------------------------
Total cash and cash equivalents                                                           7,606                      10,682

Securities  (note 3):
                 Available-for-sale, at fair value                                       22,249                      20,352
                 Held-to-maturity, at amortized cost                                     14,941                      14,720
Federal Reserve Bank stock, at cost                                                          75                          75
Federal Home Loan Bank Stock, at cost                                                       427                         409
Loans, net (note 4)                                                                      99,449                      90,532
Premises and equipment, net                                                               4,657                       3,547
Other real estate owned                                                                     ---                          48
Accrued income receivable                                                                 1,065                       1,112
Other assets                                                                              1,309                         981
                                                                              ---------------------------------------------
Total assets                                                                           $151,778                    $142,458
                                                                              =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
                 Deposits:
                      Demand                                                             11,613                      10,993
                      Savings and NOW accounts                                           41,994                      39,575
                      Time                                                               80,516                      74,619
                                                                              ---------------------------------------------
                 Total deposits                                                         134,123                     125,187

                 Note payable to Federal Home Loan Bank                                     825                         900
                 Accrued interest payable                                                   712                         587
                 Other liabilities                                                          670                         642
                                                                              ---------------------------------------------
Total liabilities                                                                       136,330                     127,316
                                                                              ---------------------------------------------
Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                     issued and outstanding 719,925 shares in 1999 and
                     719,025 shares in 1998                                               2,160                       2,157
                 Capital surplus                                                            367                         338
                 Retained earnings                                                       13,158                      12,424
                 Accumulated other comprehensive income(loss)                              (237)                        223
                                                                              ---------------------------------------------
Total stockholders' equity                                                               15,448                      15,142

Total liabilities and stockholders'  equity                                            $151,778                    $142,458
                                                                              =============================================


See accompanying notes to unaudited consolidated financial statements.

                       PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        (Unaudited)
               (Amounts in thousands of dollars, except for per share amounts)



                                                                                     For Three Months        For Three Months
                                                                                           Ended                    Ended
                                                                                     September 30, 1999      September 30, 1998
                                                                                     ------------------      ------------------
Interest Income:
                 Interest and fees on loans                                                      $2,213                  $2,002
                 Interest on securities:
                                 U.S. Treasury                                                       53                      59
                                 U.S. Government agencies                                           260                     246
                                 Corporate                                                           70                      58
                                 States and political subdivisions (tax exempt)                     154                     148
                                 Other                                                                8                      26
                 Interest on federal funds sold                                                      53                      89
                                                                                     ------------------------------------------
Total interest income                                                                             2,811                   2,628
                                                                                     ------------------------------------------
Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                           307                     284
                                 Time - other                                                       902                     861
                                 Time - $100,000 and over                                           173                     170
                 Other interest expense                                                              13                      15
                                                                                     ------------------------------------------
Total interest expense                                                                            1,395                   1,330
                                                                                     ------------------------------------------
Net interest income                                                                               1,416                   1,298

Provision for loan losses                                                                           100                      75
                                                                                     ------------------------------------------
Net interest income after provision for loan losses                                               1,316                   1,223

Noninterest income:
                 Service charges on deposit accounts                                                 76                      71
                 Net gain on calls and sales of securities                                                                    2
                 Other operating income                                                             128                      53
                                                                                     ------------------------------------------
Total noninterest income                                                                            204                     126
                                                                                     ------------------------------------------
Noninterest expense:
                 Salaries and employee benefits                                                     557                     468
                 Occupancy expense                                                                   52                      45
                 Furniture and equipment                                                             93                      86
                 Other operating expenses                                                           320                     266
                                                                                     ------------------------------------------
Total noninterest expense                                                                         1,022                     865
                                                                                     ------------------------------------------
Income before income tax expense                                                                    498                     484

Income tax expense                                                                                  126                     137
                                                                                     ------------------------------------------
Net income                                                                                         $372                    $347

Other comprehensive income(loss), net of income taxes:
   Net unrealized gains(losses) on securities available for sale                                    (95)                    460
                                                                                     ------------------------------------------
Comprehensive income                                                                               $277                    $807
                                                                                     ==========================================

Net income per share (note 5):
Basic                                                                                             $0.52                   $0.48
Diluted                                                                                           $0.51                   $0.48
                                                                                     ==========================================


See accompanying notes to unaudited consolidated financial statements.

                      PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                         (Unaudited)
               (Amounts in thousands of dollars, except for per share amounts)



                                                                                  For Nine Months            For Nine Months
                                                                                       Ended                       Ended
                                                                                 September 30, 1999          September 30, 1998
                                                                                 ----------------------------------------------

Interest Income:
                 Interest and fees on loans                                                  $6,393                      $5,981
                 Interest on securities:
                                 U.S. Treasury                                                  161                         174
                                 U.S. Government agencies                                       761                         744
                                 Corporate                                                      213                         156
                                 States and political subdivisions (tax exempt)                 461                         416
                                 Other                                                           27                          69
                 Interest on federal funds sold                                                 251                         287
                                                                                 ----------------------------------------------

Total interest income                                                                         8,267                       7,827
                                                                                 ----------------------------------------------
Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                       932                         848
                                 Time - other                                                 2,680                       2,507
                                 Time - $100,000 and over                                       553                         506
                 Other interest expense                                                          40                          45
                                                                                 ----------------------------------------------
Total interest expense                                                                        4,205                       3,906
                                                                                 ----------------------------------------------
Net interest income                                                                           4,062                       3,921

Provision for loan losses                                                                       250                         225
                                                                                 ----------------------------------------------
Net interest income after provision for loan losses                                           3,812                       3,696

Noninterest income:
                 Service charges on deposit accounts                                            208                         200
                 Net gain on calls and sales of securities                                        4                           6
                 Other operating income                                                         362                         157
                                                                                 ----------------------------------------------
Total noninterest income                                                                        574                         363
                                                                                 ----------------------------------------------
Noninterest expense:
                 Salaries and employee benefits                                               1,585                       1,394
                 Occupancy expense                                                              147                         124
                 Furniture and equipment                                                        253                         235
                 Other operating expenses                                                       893                         733
                                                                                 ----------------------------------------------
Total noninterest expense                                                                     2,878                       2,486
                                                                                 ----------------------------------------------
Income before income tax expense                                                              1,508                       1,573

Income tax expense                                                                              384                         457
                                                                                 ----------------------------------------------
Net income                                                                                   $1,124                      $1,116

Other comprehensive income(loss), net of income taxes:
   Net unrealized gains(losses) on securities available for sale                               (460)                      1,229
                                                                                 ----------------------------------------------
Comprehensive income                                                                           $664                      $2,345
                                                                                 ==============================================
Net income per share (note 5):
Basic                                                                                         $1.56                       $1.55
Diluted                                                                                       $1.55                       $1.54
                                                                                 ==============================================



See accompanying notes to unaudited consolidated financial statements.

                                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                                 (Unaudited)
                                        (Amounts in thousands of dollars)


                                                                                  For Nine Months             For Nine Months
                                                                                       Ended                       Ended
                                                                                 September 30, 1999          September 30, 1998
                                                                                 ----------------------------------------------

Cash flows from operating activities:
          Net income                                                                         $1,124                      $1,116
          Adjustments to reconcile net income to net cash provided
                 by operating activities:
                 Depreciation of bank premises and equipment                                    184                         161
                 Amortization of core deposit premium                                             9                          10
                 Amortization of organization costs                                              --                           5
                 Amortization of net unearned fees                                              (98)                        (98)
                 Net amortization of premiums and
                         discounts on securities                                                 24                          20
                 Provision for loan losses                                                      250                         225
                 Provision for deferred income taxes                                             47                         (83)
                 Net gain on sale of premises and equipment                                      --                          (6)
                 Net gain on calls and sales of securities                                       (4)                         (6)
                 Net decrease in:
                         Accrued income receivable                                               47                          38
                         Other assets                                                             7                           9
                 Net increase in:
                         Accrued interest payable                                               125                         163
                         Other liabilities                                                       28                         195
                                                                                 ----------------------------------------------

Net cash provided by operating activities                                                     1,743                       1,749
                                                                                 ==============================================
Cash flows from investing activities:
          Purchases of held-to-maturity securities                                           (2,875)                     (4,257)
          Purchases of available-for-sale securities                                         (6,496)                     (8,322)
          Proceeds from maturities and calls of held-to-maturity securities                   2,637                       1,071
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                                   3                          --
          Proceeds from sale, maturities and calls of available-for-sale
                    securities                                                                2,267                       9,921
          Proceeds from paydowns and maturities  of available-for-sale
                     mortgage-backed securities                                               1,629                          --
          Purchase of Federal Home Loan Bank stock                                              (18)                         --
          Net (increase) decrease in loans                                                   (9,359)                         43
          Recoveries on loans charged off                                                       136                         103
          Purchases of bank premises and equipment                                           (1,294)                     (1,050)
          Proceeds from sale of bank premises and equipment                                      --                          10
          Decrease in other real estate owned                                                    48                         151
                                                                                 ----------------------------------------------
Net cash used in investing activities                                                       (13,322)                     (2,330)
                                                                                 ==============================================

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits                         3,039                         (94)
          Net increase in time deposits                                                       5,897                       2,417
          Dividends paid                                                                       (390)                       (373)
          Dividends reinvested                                                                   32                          --
          Repayment of note payable to Federal Home Loan Bank                                   (75)                        (75)
                                                                                 ----------------------------------------------
Net cash provided by financing activities                                                     8,503                       1,875
                                                                                 ==============================================

Net increase (decrease) in cash and cash equivalents                                         (3,076)                      1,294

Cash and cash equivalents, beginning of year                                                 10,682                       6,691
                                                                                 ----------------------------------------------
Cash and cash equivalents, end of period                                                     $7,606                      $7,985
                                                                                 ==============================================

See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)
                      (In thousands, except for share data)


(1)      General

         The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"), (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998.

         The interim period consolidated financial statements and financial information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 1998 Annual Report and additional information supplied in the 1998 Form 10-KSB.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

(2)      Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less), interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3)      Securities

         The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 1999, are shown in the table below. As of September 30, 1999, securities with amortized costs of $1,473 and fair values of $1,477 were pledged as collateral for public deposits.

                                                      Gross       Gross
                                     Amortized   Unrealized  Unrealized     Fair
       Available-for-Sale:               Costs        Gains      Losses   Values
      --------------------------------------------------------------------------
      U.S. Treasury securities
        and obligations of U.S.
         Government corporations
         and agencies                 $ 15,994           16        (382)  15,628
      Obligations of states and
           political subdivisions        3,989           35         (26)   3,998
      Mortgage-backed securities-
           Government                    2,575           21         (23)   2,573
      Other securities                      50           --          --       50
      --------------------------------------------------------------------------

         TOTALS                       $ 22,608           72        (431)  22,249
      --------------------------------------------------------------------------

                                                      Gross       Gross
                                     Amortized   Unrealized  Unrealized     Fair
         Held-to-Maturity:               Costs        Gains      Losses   Values
      --------------------------------------------------------------------------
         U.S. Treasury securities
       and obligations of U.S.
           Government corporations
           and agencies               $  1,675           --         (38)   1,637
         Obligations of states and
           political subdivisions       13,261           60        (336)  12,985
         Mortgage-backed securities-
           Private                           5           --          --        5
      --------------------------------------------------------------------------

      TOTALS                          $ 14,941           60        (374)  14,627
      --------------------------------------------------------------------------


(4)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                 1999              1998
                                                 ----              ----

         Balance at January 1,                   $877              $747

         Provision for loan losses                250               225

         Loans charged off                       (345)             (233)

         Recoveries                               136               103
                                                 ----              ----

         Balance at September 30,                $918              $842
                                                 ======================

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

THREE MONTHS                         NET INCOME        SHARES      PER SHARE
ENDED SEPTEMBER 30, 1999            (NUMERATOR)    (DENOMINATOR)     AMOUNT
--------------------------------   ------------    -------------  -----------

Basic net income per share         $       372         719,925    $       .52
                                                                   ==========
Effect of dilutive stock options            --           6,282
                                    ----------     -----------

Diluted net income per share       $       372         726,207    $       .51
                                    ==========     ===========     ==========
THREE MONTHS
ENDED SEPTEMBER 30, 1998
------------------------
Basic net income per share         $       347         719,025    $       .48
                                                                   ==========
Effect of dilutive stock options            --           5,698
                                    ----------     -----------

Diluted net income per share       $       347         724,723    $       .48
                                    ==========     ===========     ==========

NINE MONTHS                          NET INCOME        SHARES      PER SHARE
ENDED SEPTEMBER 30, 1999            (NUMERATOR)    (DENOMINATOR)     AMOUNT
------------------------------     ------------    -------------  -----------

Basic net income per share         $     1,124         719,556    $      1.56
                                                                   ==========
Effect of dilutive stock options            --           6,182
                                    ----------     -----------

Diluted net income per share       $     1,124         725,378    $      1.55
                                    ==========     ===========     ==========
NINE MONTHS
ENDED SEPTEMBER 30, 1998
------------------------
Basic net income per share         $     1,116         719,025    $      1.55
                                                                   ==========
Effect of dilutive stock options           --            4,943
                                    ----------     -----------

Diluted net income per share       $     1,116         723,968    $      1.54
                                    ==========     ===========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (Amounts in thousands of dollars)

         The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation and Subsidiary (the "Company"). The discussion below reflects the Consolidated Financial Statements of the Company and its subsidiary. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

OVERVIEW

         Total assets at September 30, 1999 were $151,778, up 6.54% from $142,458 at December 31, 1998. The principal components of the Company's assets at the end of the period were $37,190 in securities and $99,449 in net loans. During the nine month period ended September 30, 1999, gross loans increased 9.72% or $8,913. The Company's lending activities are a principal source of income. The Company's net premises and equipment grew 31.29%, which was related to construction of the new First National Bank Airport Branch facility located just outside the Lynchburg city limits.

         Total liabilities at September 30, 1999 were $136,330, up from $127,316 at December 31, 1998, with the increase reflective of a rise in deposits of $8,936 or 7.14%. Non-interest bearing demand deposits increased $620 or 5.64% and represented 8.66% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total stockholders' equity at September 30, 1999 was $15,448. At December 31, 1998, total stockholders' equity was $15,142.

         The Company had net income of $1,124 for the nine months ended September 30, 1999, compared with net income of $1,116 for the comparable period in 1998, an increase of .72%. The Company had net income of $372 for the three months ended September 30, 1999, compared with net income of $347 for the comparable period in 1998, an increase of 7.20%. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         Profitability as measured by the Company's return on average assets
(ROA) was 1.00% for the nine months ended September 30, 1999, down from 1.11% for the same period of 1998. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 1999 was 9.80%, compared to 10.28% for the nine months ended September 30, 1998.

NET INTEREST INCOME

         Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

          The net interest margin decreased from 4.32% for the nine months ended September 30, 1998, to 4.14% for the nine months ended September 30, 1999. Although the bank's cost of funds for the first nine months of 1999 was .09% less than the same period in 1998, a lower interest rate environment and strong competitive factors contributed to a decline of .27% in the yield on loans and investments for the nine months ended September 30, 1999 compared to September 30, 1998.

         Net interest income was $4,062 for the nine months ended September 30, 1999 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income increased $141 or 3.60% for the nine month period ended September 30, 1999 over the same period of 1998.

         Net interest income for the three months ended September 30, 1999 was $1,416, up $118, or 9.09% from $1,298 for the same three months of 1998.

NON-INTEREST INCOME

         The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and loan fees. Non-interest income increased $211 or 58.13% for the nine month period ended September 30, 1999 over the same period of 1998. Non-interest income increased $78 or 61.90% when comparing the three months ended September 30, 1999 to the same period of 1998. Income generated from mortgage loans originated for sale in the secondary market increased $121 for the nine months ended September 30, 1999 compared with the same period in 1998. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. Fees from this program increased $43 for the nine months ended September 30, 1999 compared to the same period in 1998. In addition, in May, the Bank began surcharging foreign customers at all three ATM locations.

NON-INTEREST EXPENSE

         Non-interest expense increased $392 or 15.77% for the nine month period ended September 30, 1999 over the same period of 1998. An increase of $157 or 18.15% is reflected when comparing the three month period ended September 30, 1999 to the same period of 1998. The increase in non-interest expense when comparing the periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Airport Branch facility opened in late June, 1999.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A provision for loan losses of $250 and $225 was made for the first nine months of 1999 and 1998, respectively. The provisions for loan losses was $100 and $75 for the three month periods ended September 30, 1999 and 1998, respectively. Provisions are in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance.

         The allowance for loan losses was $918 as of September 30, 1999, and represents approximately .91% of gross loans outstanding. The allowance for loan losses was $877 as of December 31, 1998, and represented .96% of gross loans outstanding. The allowance for loan losses was $842 as of September 30, 1998, and represented .96% of gross loans outstanding. Management believes the allowance is adequate as of September 30, 1999. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

         Nonperforming assets, which consist of nonaccrual loans and other real estate owned (OREO), totaled $179 and $93 at September 30, 1999 and December 31, 1998, respectively. There was no OREO as of September 30, 1998 compared to a balance of $48 at December 31, 1998. Nonaccrual loans were $179 at September 30, 1999 compared to $45 at December 31, 1998. Loans are generally placed in nonaccrual status when collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. The $134 increase in nonaccrual loans is attributable to one credit (which was included in impaired loans as of December 31, 1998) being placed in nonaccrual status during the period in accordance with the Company's nonaccrual policy.

         As of September 30, 1999, the recorded investment in impaired loans totaled $179 compared to $216 at December 31, 1998. As of September 30, 1999 and December 31, 1998, the amount of valuation allowance related to impaired loans approximated $70 and $91, respectively. The average recorded investment in impaired loans receivable for the nine months ended September 30, 1999 approximated $273 compared to $152 for the year ended December 31, 1998.

LIQUIDITY

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and securities and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. At September 30, 1999, cash, securities classified as available for sale and federal funds sold were 21.05% of total interest-earning assets compared to 23.05% at December 31, 1998. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks.

CAPITAL

         The Company's financial position at September 30, 1999 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         Stockholders' equity reached $15,448 at the end of the third quarter of 1999 compared to $15,142 at December 31, 1998. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 1999, the Company's leverage ratio was 10.33% compared to 10.66% at December 31, 1998. Each of these exceeds the required minimum leverage ratio of 4%.

OTHER
         The Company is cognizant of the risks posed by the Year 2000(Y2K) issue for both our operation and our borrowers. The Company continues to place a high priority on our Y2K efforts to identify any potential problems and to take necessary corrective action. Our Y2K committee, which has representation from all areas of the Bank, including senior management, continues to meet at least monthly to monitor servicers and business partners in their efforts to be Y2K prepared as well as to complete our internal testing and remediation projects. Inventory and assessment of all Y2K related items was initially completed in April 1998.

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

         The Company notes that resources to address Y2K issues have been included in the budget approved by the Board of Directors. The estimated 1999 Y2K budget is $15. $5 was expensed for the nine months ended September 30, 1999.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27-Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PINNACLE BANKSHARES CORPORATION
                                           (Registrant)


NOVEMBER 9, 1999                   /s/ Robert H. Gilliam, Jr.
----------------------             ------------------------------------
Date                               Robert H. Gilliam, Jr., President and
                                   Chief Executive Officer



NOVEMBER 9, 1999                   /s/ Dawn P. Crusinberry
----------------------             ------------------------------------
Date                               Dawn P. Crusinberry, Secretary,
                                   Treasurer and Chief Financial Officer