Form 10KSB40
period 1999-12-31
PINNACLE BANKSHARES CORP
filed 2000-03-17
CIK 1031233

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-KSB

(Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1999
                                            OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number: 000-23909

                              PINNACLE BANKSHARES CORPORATION
                      (Name of small business issuer in its charter)

          VIRGINIA                                       54-1832714
------------------------------------                  ---------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification Number)


            P.O. Box 29
       Altavista, Virginia 24517                         24517-0029
------------------------------------                     ----------
   (Address of principal executive offices)               (ZIP CODE)

Issuer's telephone number (804) 369-3000
                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, par value $3.00
                               -----------------------------
                                     (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
                                                                              --
No____

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         State issuer's revenues for its most  recent  fiscal year:  $11,881,000
                                                                     -----------

         The aggregate market value of the voting stock held by nonaffiliates as of February 8, 2000: $24,843,000
                    -------------

The number of shares  outstanding of Common Stock as of March 10, 1999:  720,096
                                                                         -------
Shares
------




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Annual Report to Shareholders is incorporated in Part II of this report which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 11, 2000 are incorporated in Part III of this report.



Transitional small business disclosure format: Yes    No x .
                                                  ---   ---

                              PINNACLE BANKSHARES CORPORATION
                              1999 FORM 10-KSB ANNUAL REPORT
                                     TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                          PART I

Item 1.  Description of Business                                              3
                           General Development of Business
                           Competition
                           Supervision and Regulation
                           Employees
Item 2.  Description of Property                                              7
Item 3.  Legal Proceedings                                                    7
Item 4.  Submission of Matters to a Vote of Security Holders                  7

                                          PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             8
Item 6.  Management's Discussion and Analysis or Plan of Operation            8
Item 7.  Financial Statements                                                 8
Item 8.  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                           8

                                         PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                                                  8
Item 10. Executive Compensation                                               8
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                       8
Item 12. Certain Relationships and Related Transactions                       8
Item 13. Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                   10

Index to Attached Exhibits                                                   11

                                          PART I

Item 1.  Description of Business.
---------------------------------

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

         The Bank serves a trade area consisting primarily of southern Campbell County, northern Pittsylvania County and southeastern Bedford County from facilities located in the Town of Altavista. In October, 1998, a mortgage loan production office was opened in Forest, Virginia. The Airport Branch facility, located just outside the Lynchburg city limits, opened in June, 1999. These offices were opened to better serve the Lynchburg and northern Campbell County area.

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

         The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and bank are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1999, the Company and Bank both met all applicable capital requirements imposed by regulation. See "Item 6. Management's Discussion and Analysis--Capital Resources."

         Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company's ability to pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. FDICIA is an omnibus banking reform bill which added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulation") to implement these provisions. Under the regulations, the categories are:

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

         As of December 31, 1999, the Company was considered "well capitalized" and the Bank was considered "well capitalized." See "Item 6. Management's Discussion and Analysis--Capital Resources."

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

Employees

         As of December 31, 1999, the Company had 57 full-time employees. The Company's Management believes that its employee relations are satisfactory.

Item 2.  Description of Property.
-------  ------------------------

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

         The Airport Branch, located at 14580 Wards Road in Campbell County, Virginia, consists of a single-story building owned by the Bank.

         The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses which might arise out of the ownership and use of such properties.

Item 3.  Legal Proceedings.
-------  ------------------

         The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------


         The  information  contained  on page 52 of the 1999  Annual  Report  to
Shareholders,   under  the  caption,  "Market  for  Common  Equity  and  Related
Stockholder Matters", is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.
-------  ---------------------

         The consolidated financial statements of the Registrant and its subsidiary and independent auditors' report thereon contained on pages 21 through 49 of the 1999 Annual Report to Shareholders are incorporated herein by reference.


Item 8.  Changes in and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------

         and Financial Disclosure.
         -------------------------

         None.


                                    PART III


         Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders ("Proxy Statement") mailed to Shareholders on or about March 10, 2000.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
                  with Section 16(a) of the Exchange Act.
                  --------------------------------------

         In response to this item, Registrant hereby incorporates by references the section entitled "Election of Directors," at page 2 thru 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2000. The Registrant hereby incorporates by reference the section entitled "Officers-Pinnacle Bankshares Corporation," as set forth on page 50 of the 1999 Annual Report to Shareholders. The Registrant hereby incorporates by reference the Section 16(a) Beneficial Ownership Reporting Compliance at page 8 of the Proxy Statement.

Item 10. Executive Compensation.
-------  ----------------------

         Information on Executive Compensation is contained on pages 5 through 7 of the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  ----------------------------------------------------------------

         Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.
-------  -----------------------------------------------

         Information on Certain Relationships and Related Transactions is contained on page 5 of the Proxy Statement and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits List

         Exhibit 13-1999 Annual Report to Shareholders(Such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB.)

   Exhibit 23-Consent of KPMG LLP to incorporation by reference of independent auditors' report incorporated by reference in this Form 10-KSB, into registrant's registration statement on Form S-8 and registration statement on Form S-3.

   Exhibit 27-Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                        SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PINNACLE BANKSHARES CORPORATION


MARCH 14, 2000                      /s/ Robert H. Gilliam, Jr.
--------------------               ---------------------------
Date                               Robert H. Gilliam Jr., President and
                                   Chief Executive Officer



MARCH 14, 2000                      /s/ Dawn P. Crusinberry
--------------------                ------------------------
Date                                Dawn P. Crusinberry, Secretary,
                                    Treasurer and Chief Financial Officer



         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                   Title                                 Date
---------                                   -----                                 ----


/s/A. Willard Arthur                        Director                           March 14, 2000
--------------------------
A. Willard Arthur

/s/Alvah P. Bohannon, III                   Director                           March 14, 2000
--------------------------
Alvah P. Bohannon, III

/s/James E. Burton, IV                      Director                           March 14, 2000
--------------------------
James E. Burton, IV

/s/John P. Erb                              Director                           March 14, 2000
--------------------------
John P. Erb

/s/Robert L. Finch                          Director                           March 14, 2000
--------------------------
Robert L. Finch

/s/Robert H. Gilliam, Jr.                   President, Chief Executive         March 14, 2000
--------------------------                  Officer and Director
Robert H. Gilliam, Jr.

/s/R.B. Hancock, Jr.                        Director                           March 14, 2000
--------------------------
R.B. Hancock, Jr.

/s/James P. Kent, Jr.                       Director                           March 14, 2000
--------------------------
James P. Kent, Jr.

/s/Warren G. Lowder                         Director                           March 14, 2000
--------------------------
Warren G. Lowder

/s/Percy O. Moore                           Director                           March 14, 2000
--------------------------
Percy O. Moore

/s/Herman P. Rogers, Jr.                    Director                           March 14, 2000
--------------------------
Herman P. Rogers, Jr.

/s/Carroll E. Shelton                       Vice President and Director        March 14, 2000
--------------------------
Carroll E. Shelton

/s/John L. Waller                           Director                           March 14, 2000
--------------------------
John L. Waller



                           INDEX TO ATTACHED EXHIBITS



Exhibit Number                              Description
--------------                              -----------


   13 1999 Annual Report to Shareholders (such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB).



   23 Consent of KPMG LLP to incorporation by reference of independent auditors' report incorporated by reference in this Form 10-KSB, into registrant's registration statement on Form S-8 and registration statement on Form S-3.

   27               Financial Data Schedule.