Form 10QSB
period 2000-03-31
PINNACLE BANKSHARES CORP
filed 2000-05-09
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2000

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

         Yes     X                  No ______________
             ---------

At April 11, 2000, 720,096 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes      No x .
                                                  ---     ---

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB
                                March 31, 2000

                                     INDEX

Part I.   FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                           3

          Consolidated Statements of Income and
           Comprehensive Income for three month periods
           ended March 31, 2000 and 1999                                   4

          Consolidated Statements of Cash Flows for
           three month periods ended March 31, 2000 and 1999               5

          Notes to Consolidated Financial Statements                     6-8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9-12


Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                            13

     Item 4.  Submission of Matters to a Vote of Security Holders          13

     Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                 14

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands of dollars)

==================================================================================================================

Assets                                                                        March 31, 2000     December 31, 1999
                                                                                (Unaudited)          (Audited)
Cash and cash equivalents:  (note 2)
                  Cash and due from banks                                          $   4,200             $   5,362
                  Federal funds sold                                                   1,605                 2,768
                                                                              --------------     -----------------

Total cash and cash equivalents                                                        5,805                 8,130

Securities  (note 3):
                  Available-for-sale, at fair value                                   21,662                21,920
                  Held-to-maturity, at amortized cost                                 15,476                15,340
Federal Reserve Bank stock, at cost                                                       75                    75
Federal Home Loan Bank Stock, at cost                                                    427                   427
Loans, net (note 4)                                                                  104,771               100,737
Premises and equipment, net                                                            4,040                 4,084
Accrued income receivable                                                              1,110                 1,227
Other assets                                                                           2,033                 2,016
                                                                              --------------     -----------------

Total assets                                                                       $ 155,399             $ 153,956
==================================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
                  Deposits:
                       Demand                                                         11,686                11,595
                       Savings and NOW accounts                                       44,043                43,770
                       Time                                                           81,758                81,024

                                                                              --------------     -----------------
                  Total deposits                                                     137,487               136,389



                  Note payable to Federal Home Loan Bank                                 775                   800
                  Accrued interest payable                                               686                   602
                  Other liabilities                                                      583                   575
                                                                              --------------     -----------------

Total liabilities                                                                    139,531               138,366
                                                                              --------------     -----------------
Stockholders' equity:
                  Common stock, $3 par value. Authorized 3,000,000 shares;
                       issued and outstanding 720,096 shares in 2000 and
                       719,925 shares in 1999                                          2,160                 2,160
                  Capital surplus                                                        372                   367
                  Retained earnings                                                   13,735                13,460
                  Accumulated other comprehensive loss                                  (399)                 (397)
                                                                              --------------     -----------------
Total stockholders' equity                                                            15,868                15,590
                                                                              --------------     -----------------
Total liabilities and stockholders' equity                                         $ 155,399             $ 153,956
==================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

=============================================================================================================================

                                                                                   Three Months               Three Months
                                                                                       Ended                     Ended
                                                                                  March 31, 2000             March 31, 1999
                                                                                  --------------             --------------
Interest Income:
                  Interest and fees on loans                                                $2,335                     $2,077
                  Interest on securities:
                                  U.S. Treasury                                                 54                         56
                                  U.S. Government agencies                                     255                        240
                                  Corporate                                                     77                         70
                                  States and political subdivisions (tax exempt)               156                        151
                                  Other                                                          9                         22
                  Interest on federal funds sold                                                30                        124
                                                                                  -------------------------------------------
Total interest income                                                                        2,916                      2,740
                                                                                  -------------------------------------------
Interest expense:
                  Interest on deposits:
                                  Savings and NOW accounts                                     310                        310
                                  Time - other                                                 874                        889
                                  Time - $100,000 and over                                     191                        201
                  Other interest expense                                                        12                         14
                                                                                  -------------------------------------------
Total interest expense                                                                       1,387                      1,414
                                                                                  -------------------------------------------
Net interest income                                                                          1,529                      1,326

Provision for loan losses                                                                       90                         75
                                                                                  -------------------------------------------
Net interest income after provision for loan losses                                          1,439                      1,251

Noninterest income:
                  Service charges on deposit accounts                                           90                         61
                  Commissions and fees                                                          34                         67
                  Other operating income                                                        67                         42
                                                                                  -------------------------------------------
Total noninterest income                                                                       191                        170
                                                                                  -------------------------------------------
Noninterest expense:
                  Salaries and employee benefits                                               575                        499
                  Occupancy expense                                                             57                         48
                  Furniture and equipment                                                      103                         77
                  Other operating expenses                                                     347                        265
                                                                                  -------------------------------------------
Total noninterest expense                                                                    1,082                        889
                                                                                  -------------------------------------------
Income before income tax expense                                                               548                        532

Income tax expense                                                                             143                        139
                                                                                  -------------------------------------------
Net income                                                                                  $  405                     $  393
                                                                                  -------------------------------------------
Other comprehensive loss, net of income tax benefit:
     Net unrealized losses on securities available-for-sale                                     (2)                      (117)
                                                                                  -------------------------------------------
Comprehensive income                                                                        $  403                     $  276
=============================================================================================================================

Net income per share (note 5): Basic                                                        $ 0.56                     $ 0.55

                               Diluted                                                      $ 0.56                     $ 0.54
=============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SIBSIDIARY
                     CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                                                 Three Months                   Three Months
                                                                                    Ended                           Ended
                                                                                March 31, 2000                 March 31, 1999
                                                                                --------------                 --------------
Cash flows from operating activities:
          Net income                                                                     $405                       $393
          Adjustments to reconcile net income to net cash provided
                  by operating activities:
                  Depreciation of bank premises and equipment                              81                         60
                  Amortization of core deposit premium                                      3                          3
                  Amortization of net unearned fees                                       (23)                       (39)
                  Net amortization of premiums and
                      discounts on securities                                               8                          9
                  Provision for loan losses                                                90                         75
                  Provision for deferred income taxes                                      30                         84
                  Net (increase) decrease in:
                        Accrued income receivable                                         117                         83
                        Other assets                                                      (23)                      (202)
                  Net increase (decrease) in:
                        Accrued interest payable                                           84                        142
                        Other liabilities                                                   8                       (138)
                                                                                       ------                    -------
Net cash provided by operating activities                                                 780                        470
                                                                                       ======                    =======
Cash flows from investing activities:
     Purchases of held-to-maturity securities                                            (272)                    (1,990)
     Purchases of available-for-sale securities                                        (1,456)                    (4,497)
     Proceeds from maturities and calls of held-to-maturity securities                    130                      1,500
     Proceeds from paydowns and maturities  of held-to-maturity
          mortgage-backed securities                                                        1                          1
     Proceeds from maturities and calls of available-for-sale securities                1,500                        200
     Proceeds from paydowns and maturities  of available-for-sale
          mortgage-backed securities                                                      209                        652
     Purchase of Federal Home Loan Bank stock                                              --                        (18)
     Net increase in loans                                                             (4,161)                    (3,460)
     Recoveries on loans charged off                                                       33                         45
     Purchases of  premises and equipment                                                 (37)                      (434)
     Proceeds from sale of  other real estate owned                                        --                         48
                                                                                       ------                    -------
Net cash provided used in investing activities                                         (4,053)                    (7,953)
                                                                                       ======                    =======
Cash flows from financing activites:
     Net increase in demand, savings and NOW deposits                                     364                      3,624
     Net increase in time deposits                                                        734                      4,869
     Proceeds from issuance of common stock                                                 5                         --
     Dividends paid                                                                      (130)                      (129)
     Repayments of note payable to Federal Home Loan Bank                                 (25)                       (25)
                                                                                       ------                    -------
Net cash provided by financing activities                                                 948                      8,339
                                                                                       ======                    =======
Net increase(decrease) in cash and cash equivalents                                    (2,325)                       856

Cash and cash equivalents, beginning of period                                          8,130                     10,682
                                                                                       ------                    -------
Cash and cash equivalents, end of period                                               $5,805                    $11,538
                                                                                       ======                    =======

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)
                     (In thousands, except for share data)



(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"), (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting principles and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three-month periods ended March 31, 2000 and 1999, and the cash flows for the three-month periods ended March 31, 2000 and 1999.

     These interim period consolidated financial statements and financial information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 1999 Annual Report and additional information supplied in the 1999 Form 10-KSB.

     The results of operations for the interim period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

(2)  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2000, are shown in the table below. As of March 31, 2000, securities with amortized costs of $1,473 and fair values of $1,458 were pledged as collateral for public deposits.

                                                       Gross      Gross
                                      Amortized   Unrealized Unrealized    Fair
     Available-for-Sale:                  Costs        Gains     Losses  Values
     --------------------------------------------------------------------------
     U.S. Treasury securities
      and obligations of U.S.
       Government corporations
       and agencies                       $15,949         --     (526)   15,423
     Obligations of states and
       political subdivisions               4,191         22      (73)    4,140
     Mortgage-backed securities-
       Government                           2,075         12      (38)    2,049
     Other securities                          50         --       --        50
     --------------------------------------------------------------------------

     Totals                               $22,265         34     (637)   21,662
     --------------------------------------------------------------------------

                                                       Gross      Gross
                                      Amortized   Unrealized Unrealized    Fair
     Held-to-Maturity:                    Costs        Gains     Losses  Values
     --------------------------------------------------------------------------
     U.S. Treasury securities
      and obligations of U.S.
       Government corporations
       and agencies                      $  1,675          -      (47)    1,628
     Obligations of states and
       political subdivisions              13,798         14     (525)   13,287
     Mortgage-backed securities-
       Private                                  3          -        -         3
     --------------------------------------------------------------------------

     Totals                              $ 15,476         14     (572)   14,918
     --------------------------------------------------------------------------


(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                                        2000              1999
                                        ----              ----

     Balance at January 1,            $  938            $  877

     Provision for loan losses            90                75

     Loans charged off                   (76)             (119)

     Recoveries                           33                45
                                      ------            ------

     Balance at March 31,             $  985            $  878
                                      ======            ======


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months                         Net Income        Shares      Per Share
Ended March 31, 2000                (Numerator)    (Denominator)    Amount
--------------------------------   ------------    -------------  -----------

Basic net income per share         $       405         720,058
Effect of dilutive stock options            -            6,011    $       .56
                                    ----------     -----------    ===========

Diluted net income per share       $       405         726,069    $       .56
                                    ==========     ===========    ===========
Three Months
Ended March 31, 1999
--------------------

Basic net income per share         $       393         719,025
Effect of dilutive stock options            -            6,049    $       .55
                                    ----------     -----------    ===========
Diluted net income per share       $       393         725,074    $       .54
                                    ==========     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000's)

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation. The discussion below reflects the Consolidated Financial Statements of the Company and its subsidiary. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

     This Form 10-QSB may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company.

OVERVIEW

     Total assets at March 31, 2000 were $155,399, up 0.94% from $153,956 at December 31, 1999. The principal components of the Company's assets at the end of the period were $37,138 in securities and $104,771 in net loans. During the three month period, gross loans increased 3.85% or $4,080. The Company's lending activities are a principal source of income.

     Total liabilities at March 31, 2000 were $139,531, up from $138,366 at December 31, 1999, with the increase almost entirely represented by $1,098 or 0.81% growth in deposits. Non-interest bearing demand deposits increased $91 or 0.78% and represented 8.50% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at March 31, 2000 was $15,868 consisting of $13,735 in retained earnings and $399 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1999, total stockholders' equity was $15,590.

     The Company had net income of $405 for the three months ended March 31, 2000, compared with net income of $393 for the comparable period in 1999, an increase of 3.05%. The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

     Profitability as measured by the Company's return on average assets (ROA) was 1.05% for the first quarter of 2000, down from 1.06% for the same period of 1999. Another key indicator of performance, the return on average equity (ROE) for March 31, 2000 was 10.30%, compared to 10.34% for March 31, 1999.

NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     The net interest margin increased from 3.99% for the three months ending March 31, 1999, to 4.48% for the three months ending March 31, 2000. Net interest income was $1,529 for the three months ended March 31, 2000 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits decreased 1.79% in the first quarter of 2000 over the first quarter of 1999. Interest income on loans and securities increased 6.42% in the first quarter of 2000 over the first quarter of 1999. Interest and fees on loans was $2,335 at March 31, 2000, up $258 from $2,077 at March 31, 1999.

NON-INTEREST INCOME

     Non-interest income increased $21 or 12.35% in the first quarter of 2000 over the first quarter of 1999. The Company's principal sources of non-interest income are service charges and fees on deposits accounts, particularly transaction accounts, and fees from loans. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. Fees from this program increased $12 for the three months ended March 31, 2000 compared to the same period in 1999.

NON-INTEREST EXPENSE

     Non-interest expense increased $193 or 21.71%, in the first quarter of 2000 over the first quarter of 1999. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Airport Branch facility opened in late June, 1999.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $90 was expensed in recognition of management's estimate of risks inherent with lending activities.

Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $985 as of March 31, 2000, and represents approximately .93% of gross loans outstanding. Management believes the allowance is adequate as of March 31, 2000. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NONPERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, totaled $84 and $48 at March 31, 2000 December 31, 1999, respectively. There were no foreclosed properties as of March 31, 2000 nor as of December 31, 1999. Nonaccrual loans were $84 at March 31, 2000 compared to $48 at December 31, 1999. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. The $36 increase in nonaccrual loans is attributable to one credit (which was included in impaired loans as of December 31, 1999) being placed in nonaccrual status during the period in accordance with the Company's nonaccrual policy. Impaired loans equaled nonaccrual loans at March 31, 2000.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 19.98% as of March 31, 2000 as compared to 22.03% as of December 31, 1999. Additional sources of liquidity available to the Company include its capacity to borrow funds through correspondent banks. The Company derives cash flows from its operating, investing and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

     The Company's financial position at March 31, 2000 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $15,868 at the end of the first quarter of 2000 compared to $15,590 at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2000, the Company's leverage ratio was 10.50% compared to 10.47% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%.

ACQUISITION OF BRANCHES

     On May 5, 2000, the Bank entered into a Purchase and Assumption Agreement with One Valley Bank, Central Virginia, N.A. ("One Valley") under which One Valley will sell to the Bank two branches in the Lynchburg, Virginia area. It is anticipated that the transaction will not close until mid to late summer. The transaction is contingent upon conditions contained in the agreement and regulatory approval.

OTHER

The Company has not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

The Company was prepared for the millennium change and continues to successfully operate and handle the transactions of our customers subsequent to December 31, 1999.

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