Form 10QSB/A
period 2000-03-31
PINNACLE BANKSHARES CORP
filed 2000-05-10
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                  FORM 10-QSB

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

This Amendment was amended to include the signatures of the Registrant and the Treasurer and Chief Financial Officer.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE BANKSHARES CORPORATION
                                                 (Registrant)

May 9, 2000                             /s/ Robert H. Gilliam, Jr.
-----------                             --------------------------
Date                                    Robert H. Gilliam, Jr., President and
                                        Chief Executive Officer


May 9, 2000                             /s/ Dawn P. Crusinberry
-----------                             --------------------------
Date                                    Dawn P. Crusinberry, Secretary,
                                        Treasurer and Chief Financial Officer