Form 10QSB
period 2000-06-30
PINNACLE BANKSHARES CORP
filed 2000-08-14
CIK 1031233

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000


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

     Yes     X                No _________
         ---------

At July 13, 2000, 1,441,340 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes      No x .
                                                  ----     ---

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                                  June 30, 2000

                                      INDEX


Part I.   FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements



          Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999                                          3

          Consolidated Statements of Income and
           Comprehensive Income for the three month periods
           ended June 30, 2000 and 1999                                   4

          Consolidated Statements of Income and
           Comprehensive Income for the six month periods
           ended June 30, 2000 and 1999                                   5

          Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 2000 and 1999                     6

          Notes to Consolidated Financial Statements                      7-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 10-14


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          15

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                           15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)





Assets                                                                     June 30, 2000   December 31,1999
                                                                            (Unaudited)        (Audited)
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                    $   4,401            $   5,362
                 Federal funds sold                                                 -                2,768
                                                                            ------------------------------

Total cash and cash equivalents                                                 4,401                8,130

Securities  (note 3):
                 Available-for-sale, at fair value                             20,927               21,920
                 Held-to-maturity, at amortized cost                           15,423               15,340
Federal Reserve Bank stock, at cost                                                75                   75
Federal Home Loan Bank Stock, at cost                                             427                  427
Loans, net (note 4)                                                           107,821              100,737
Bank Premises and equipment, net                                                4,048                4,084
Accrued income receivable                                                       1,260                1,227
Other assets                                                                    2,241                2,016
                                                                            ------------------------------

Total assets                                                                $ 156,623            $ 153,956

----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities:
                 Deposits:
                      Demand                                                   11,725               11,595
                      Savings and NOW accounts                                 40,329               43,770
                      Time                                                     82,739               81,024
                                                                            ------------------------------
                 Total deposits                                               134,793              136,389
                                                                            ------------------------------

                 Federal funds purchased                                        3,612                    -
                 Note payable to Federal Home Loan Bank                           750                  800
                 Accrued interest payable                                         613                  602
                 Other liabilities                                                659                  575
                                                                            ------------------------------

Total liabilities                                                             140,427              138,366
                                                                            ------------------------------

Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                      issued and outstanding 1,441,340 shares in 2000 and
                    719,925 shares in 1999                                      4,324                2,160
                 Capital surplus                                                  390                  367
                 Retained earnings                                             11,886               13,460
                 Accumulated other comprehensive loss                            (404)                (397)
                                                                            ------------------------------
Total stockholders' equity                                                     16,196               15,590
                                                                            ------------------------------

Total liabilities and stockholders'  equity                                 $ 156,623            $ 153,956
----------------------------------------------------------------------------------------------------------



See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)


------------------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months             Three Months
                                                                                            Ended                     Ended
                                                                                         June 30,2000             June 30,1999


Interest Income:
                 Interest and fees on loans                                                $ 2,445                     $ 2,103
                 Interest on securities:
                                 U.S. Treasury                                                  54                          52
                                 U.S. Government agencies                                      251                         261
                                 Corporate                                                      76                          73
                                 States and political subdivisions (tax exempt)                154                         156
                                 Other                                                          11                           9
                 Interest on federal funds sold                                                 19                          74
                                                                                  --------------------------------------------

Total interest income                                                                        3,010                       2,728
                                                                                  --------------------------------------------

Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                      298                         315
                                 Time - other                                                  900                         889
                                 Time - $100,000 and over                                      204                         179
                 Other interest expense                                                         23                          13
                                                                                  --------------------------------------------

Total interest expense                                                                       1,425                       1,396
                                                                                  --------------------------------------------

Net interest income                                                                          1,585                       1,332

Provision for loan losses                                                                       90                          75
                                                                                  --------------------------------------------

Net interest income after provision for loan losses                                          1,495                       1,257

Noninterest income:
                 Service charges on deposit accounts                                           114                          71
                 Net gain on calls and sales of securities                                       -                           4
                 Other operating income                                                        110                          46
                 Commissions and Fees                                                           45                          67
                                                                                  --------------------------------------------

Total noninterest income                                                                       269                         188
                                                                                  --------------------------------------------

Noninterest expense:
                 Salaries and employee benefits                                                596                         529
                 Occupancy expense                                                              73                          47
                 Furniture and equipment                                                       102                          83
                 Other operating expenses                                                      376                         308
                                                                                  --------------------------------------------

Total noninterest expense                                                                    1,147                         967
                                                                                  --------------------------------------------

Income before income tax expense                                                               617                         478

Income tax expense                                                                             167                         119
                                                                                  --------------------------------------------

Net income                                                                                     450                         359

Other comprehensive loss, net of income tax benefit:
    Net unrealized losses on securities available for sale                                      (5)                       (248)
                                                                                  --------------------------------------------

Comprehensive income                                                                       $   445                     $   111
------------------------------------------------------------------------------------------------------------------------------

Net income per share (note 5):
Basic                                                                                      $  0.31                     $  0.25
Diluted                                                                                    $  0.31                     $  0.25
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)




----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Six Months               Six Months
                                                                                               Ended                     Ended
                                                                                            June 30,2000             June 30,1999


Interest Income:
                 Interest and fees on loans                                                      $4,780                    $4,180
                 Interest on securities:
                                 U.S. Treasury                                                      108                       108
                                 U.S. Government agencies                                           506                       501
                                 Corporate                                                          153                       143
                                 States and political subdivisions (tax exempt)                     310                       307
                                 Other                                                               20                        19
                 Interest on federal funds sold                                                      49                       198
                                                                                      --------------------------------------------

Total interest income                                                                             5,926                     5,456
                                                                                      --------------------------------------------

Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                           608                       625
                                 Time - other                                                     1,774                     1,778
                                 Time - $100,000 and over                                           395                       380
                 Other interest expense                                                              35                        27
                                                                                      --------------------------------------------

Total interest expense                                                                            2,812                     2,810
                                                                                      --------------------------------------------

Net interest income                                                                               3,114                     2,646

Provision for loan losses                                                                           180                       150
                                                                                      --------------------------------------------

Net interest income after provision for loan losses                                               2,934                     2,496

Noninterest income:
                 Service charges on deposit accounts                                                204                       132
                 Net gain on calls and sales of securities                                            -                         4
                 Other operating income                                                             177                       115
                 Commissions and fees                                                                79                       119
                                                                                      --------------------------------------------

Total noninterest income                                                                            460                       370
                                                                                      --------------------------------------------

Noninterest expense:
                 Salaries and employee benefits                                                   1,171                     1,028
                 Occupancy expense                                                                  130                        95
                 Furniture and equipment                                                            205                       160
                 Other operating expenses                                                           723                       573
                                                                                      --------------------------------------------

Total noninterest expense                                                                         2,229                     1,856

Income before income tax expense                                                                  1,165                     1,010
                                                                                      --------------------------------------------

Income tax expense                                                                                  310                       258
                                                                                      --------------------------------------------

Net income                                                                                         $855                      $752
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive loss, net of income tax benefit:
    Net unrealized losses on securities available for sale                                           (7)                     (365)
                                                                                      --------------------------------------------

Comprehensive income                                                                               $848                      $387
----------------------------------------------------------------------------------------------------------------------------------
Net income per share (note 5):
Basic                                                                                             $0.59                     $0.52
Diluted                                                                                           $0.59                     $0.52
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)


-------------------------------------------------------------------------------------------------------------------------------

                                                                                              Six Months        Six Months
                                                                                                Ended              Ended
                                                                                             June 30,2000      June 30,1999
Cash flows from operating activities:
          Net income                                                                             $855               $752
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
                 Depreciation of bank premises and equipment                                      162                119
                 Amortization of core deposit premium                                               6                  6
                 Amortization of net unearned fees                                                (40)               (66)
                 Net amortization (accretion) of premiums and
                         discounts on securities                                                    8                 17
                 Provision for loan losses                                                        180                150
                 Provision for deferred income taxes                                                8                 47
                 Net gain on calls and sales of securities                                          -                 (4)
                 Net (increase) decrease in:
                         Accrued income receivable                                                (33)              (122)
                         Other assets                                                            (209)                 8
                 Net increase (decrease) in:
                         Accrued interest payable                                                  11                  3
                         Other liabilities                                                         84                (56)
                                                                                       ----------------------------------

Net cash provided by operating activities                                                       1,032                854
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                               (660)            (2,875)
          Purchases of available-for-sale securities                                           (1,456)            (5,497)
          Proceeds from maturities and calls of held-to-maturity securities                       565              1,700
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                                     1                  2
          Proceeds from  maturities and calls of available-for-sale
                    securities                                                                  2,000              2,200
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                                   441              1,188
          Purchase of Federal Home Loan Bank stock                                                  -                (18)
          Net increase in loans                                                                (7,312)            (6,103)
          Recoveries on loans charged off                                                          62                 84
          Purchases of bank premises and equipment                                               (126)            (1,033)
          Proceeds from sale of foreclosed properties                                               -                 48
                                                                                       ----------------------------------

Net cash used in investing activities                                                          (6,485)           (10,304)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activites:
          Net increase in demand, savings and NOW deposits                                     (3,311)             2,774
          Net  increase in time deposits                                                        1,715              2,416
          Proceeds from federal funds purchased                                                 3,612                  -
          Dividends paid                                                                         (267)              (260)
          Proceeds from issuance of common stock                                                   25                 32
          Repayment of note payable to Federal Home Loan Bank                                     (50)               (50)
                                                                                       ----------------------------------

Net cash provided by financing activities                                                       1,724              4,912
-------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                      (3,729)            (4,538)

Cash and cash equivalents, beginning of period                                                  8,130             10,682
                                                                                       ----------------------------------

Cash and cash equivalents, end of period                                                       $4,401             $6,144
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

     Item 6.   Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                               16

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)
                     (In thousands, except for share data)


(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting
principles and to general banking industry practices.   In the opinion of the
Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999.

     These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 1999 Annual Report and additional information supplied in the 1999 Form 10-KSB.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

(2)  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2000, are shown in the table below. As of June 30, 2000, securities with amortized costs of $973 and fair values of $969 were pledged as collateral for public deposits.




(3) (Continued)

                                                         Gross      Gross
                                       Amortized    Unrealized Unrealized    Fair
   Available-for-Sale:                     Costs         Gains     Losses  Values
-----------------------------------------------------------------------------------
   U.S. Treasury securities
     and obligations of U.S.
       Government corporations
       and agencies                      $15,453         -         (554)   14,899
   Obligations of states and
     political subdivisions                4,192        21         ( 57)    4,156
   Mortgage-backed securities-
     Government                            1,844         9         ( 31)    1,822
   Other securities                           50         -            -        50
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

   Totals                                $21,539        30         (642)   20,927
-----------------------------------------------------------------------------------


                                                         Gross      Gross
                                       Amortized    Unrealized Unrealized    Fair
   Held-to-Maturity:                       Costs         Gains     Losses  Values
-----------------------------------------------------------------------------------
   U.S. Treasury securities
     and obligations of U.S.
       Government corporations
       and agencies                      $ 1,675         -         ( 50)    1,625
   Obligations of states and
     political subdivisions               13,746        23         (482)   13,287
   Mortgage-backed securities-
     Private                                   2         -            -         2
-----------------------------------------------------------------------------------

 Totals                                  $15,423        23         (532)   14,914
-----------------------------------------------------------------------------------

(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:



                                   2000     1999
                                  -----    ------
     Balance at January 1,       $  938    $ 877

     Provision for loan losses      180      150

     Loans charged off             (149)    (167)

     Recoveries                      62       84
                                 ------    -----

     Balance at June 30,         $1,031    $ 944
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

                                    Net Income      Shares      Per Share
Three Months Ended June 30, 2000    (Numerator)  (Denominator)   Amount
----------------------------------  -----------  -------------  ---------

Basic net income per share                $450      1,441,088       $0.31
                                                                    =====
Effect of dilutive stock options             -          5,596
                                          ----      ---------

Diluted net income per share              $450      1,446,684       $0.31
                                          ====      =========       =====
Three Months Ended June 30, 1999
----------------------------------

Basic net income per share                $359      1,439,414       $0.25
                                                                    =====
Effect of dilutive stock options             -         12,316
                                          ----      ---------

Diluted net income per share              $359      1,451,730       $0.25
                                          ====      =========       =====





                                    Net Income   Shares         Per Share
Six Months Ended June 30, 2000      (Numerator)  (Denominator)  Amount
----------------------------------  ----------   ------------   ---------
Basic net income per share                $855      1,440,602       $0.59
                                                                    =====
Effect of dilutive stock options             -          5,808
                                          ----      ---------

Diluted net income per share              $855      1,446,410       $0.59
                                          ====      =========       =====
Six Months Ended June 30, 1999
----------------------------------

Basic net income per share                $752      1,438,736       $0.52
                                                                    =====
Effect of dilutive stock options             -         12,186
                                          ----      ---------

Diluted net income per share              $752      1,450,922       $0.52
                                          ====      =========       =====



(6) Stock Split

On May 19, 2000, the Board of Directors authorized a 2 for 1 stock split effected in the form of a 100% stock dividend paid on June 16, 2000 to the stockholders of record at the close of business on May 19, 2000 of the Company's $3 par value common stock. As a result of the split 720,670 additional shares were issued, and retained earnings were reduced by $2,162. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect this stock split effected in the form of a dividend.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amounts in 000's)

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation and subsidiary (the "Company"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, and supplemental financial data.

OVERVIEW

     Total assets at June 30, 2000 were $156,623, up 1.73% from $153,956 at December 31, 1999. The principal components of the Company's assets at the end of the period were $36,350 in securities and $107,821 in net loans. During the six month period, net loans increased 7.03% or $7,084. The Company's lending activities are a principal source of income.

     Total liabilities at June 30, 2000 were $140,427, up from $138,366 at December 31, 1999, with a decrease in deposits of $1,596 or 1.15%. Non-interest bearing demand deposits decreased $130 or 1.12% and represented 8.70% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at June 30, 2000 was $16,196 consisting of $11,886 in retained earnings and $404 of net unrealized losses on securities available for sale. At December 31, 1999, total shareholder's equity was $15,590.

     The Company had net income of $855 for the six months ended June 30, 2000, compared with net income of $752 for the comparable period in 1999, an increase of 13.70%. The Company had net income of $450 for the three months ended June 30, 2000, compared with net income of $359 for the comparable period in 1999, an increase of 25.35%. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

     Profitability as measured by the Company's return on average assets (ROA) was 1.10% for the six months ended June 30, 2000, up from 1.01% for the same period of 1999. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2000 was 10.76%, compared to 9.88% for the six months ended June 30, 1999.


NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     The net interest margin increased from 4.02% for the six months ended June 30, 1999, to 4.53% for the six months ended June 30, 2000. Net interest income was $3,114 for the six months ended June 30, 2000 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits increased 2.08% in the second quarter of 2000 over the second quarter of 1999. Interest income on loans and securities increased 10.34% in the second quarter of 2000 over the second quarter of 1999. Interest and fees on loans was $4,780 for the six month period ended June 30, 2000, up from $4,180 at June 30, 1999.

NON-INTEREST INCOME

     Non-interest income increased $90 or 24.32% for the six month period ended June 30, 2000 over the same period of 1999. Non-interest income increased $81, or 43.09% when comparing the three months ended June 30, 2000 to the same period of 1999. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from loans. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. Fees from this program increased $52 for the six months ended June 30, 2000 compared to the same period in 1999.

NON-INTEREST EXPENSE

     Non-interest expense increased $373 or 20.10%, for the six month period ended June 30, 2000 over the same period of 1999. An increase of $180 or 18.61% is reflected when comparing the three month period ended June 30, 2000 to the same period of 1999. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Airport Branch facility, which opened in late June, 1999, also contributed to the current year's expense increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $180 was expensed in the first six months of 2000 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,031 as of June 30, 2000, and represents approximately .95% of total loans outstanding. Management believes the allowance was adequate as of June 30, 2000. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $48 at June 30, 2000 and December 31, 1999. There were no foreclosed properties as of June 30, 2000 nor as of December 31,1999. Nonaccrual loans were $48 at June 30, 2000 and at December 31, 1999. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at June 30, 2000.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 18.30% as of June 30, 2000 as compared to 22.03% as of December 31,1999. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.


CAPITAL

     The Company's financial position at June 30, 2000 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $16,196 at the end of the second quarter of 2000 compared to $15,590 at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 2000, the Company's leverage ratio was 10.68% compared to 10.47% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%.


PENDING ACQUISITION OF BRANCHES

     On May 5, 2000, the Company entered into a Purchase and Assumption Agreement with One Valley Bank, Central Virginia, N.A. ("One Valley") under which One Valley will sell to the Company two branches in the Lynchburg, Virginia area. Under this transaction, the Company will purchase the assets, including loans in excess of $4,000, and assume the liabilities of the branches, including depository liabilities of approximately $27,000. This transaction is expected to be consummated at the close of business on August 11, 2000. The transaction is contingent upon regulatory approval and conditions contained in the agreement.


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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2000 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 11, 2000.

     (b) The April 11, 2000, annual meeting of the shareholders of the Company involved the election of directors. The following persons were elected to serve as Class III Directors, serving until the 2003 Annual Meeting.


      Name                 For          Against  Abstain
      ----                 ---          -------  -------
Warren G. Lowder         578,421           0      10,444
Herman P. Rogers, Jr.    578,421           0      10,444
Carroll E. Shelton       579,749           0       9,117
John L. Waller           577,417           0      11,448

     Class I and III directors will continue in office until the 2001 and 2002 Annual Meetings of Shareholders, respectively.

               Class  I             Class II
               --------             --------
          A. Willard Arthur
          John P. Erb             Alvah P. Bohannon, III
          Robert L. Finch         James E. Burton, IV
          Robert H. Gilliam, Jr.  James P. Kent, Jr.
          R.B. Hancock, Jr.       Percy O. Moore

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

                                   PINNACLE BANKSHARES CORPORATION



AUGUST 3, 2000                     /s/ Robert H. Gilliam, Jr.
--------------------               ------------------------------------
Date                               Robert H. Gilliam, Jr., President and
                                   Chief Executive Officer



AUGUST 3, 2000                     /s/ Bryan M. Lemley
--------------------               --------------------------------
Date                               Bryan M. Lemley, Secretary,
                                   Treasurer and Chief Financial Officer