Form 10QSB
period 2000-09-30
PINNACLE BANKSHARES CORP
filed 2000-11-08
CIK 1031233

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000


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

     Yes     X                No _________
         ---------

At October 10, 2000, 1,444,340 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes      No  X  .
                                                  ----    ----

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                               September 30, 2000

                                      INDEX


Part I.   FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999                                3

          Consolidated Statements of Income and
           Comprehensive Income for the three month periods
           ended September 30, 2000 and 1999                    4

          Consolidated Statements of Income and
           Comprehensive Income for the nine month periods
           ended September 30, 2000 and 1999                    5

          Consolidated Statements of Cash Flows for the nine
           month periods ended September 30, 2000 and 1999      6

          Notes to Consolidated Financial Statements            7-10

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                      10-14


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                15

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                 15

     Item 6.  Exhibits and Reports on Form 8-K                 15

              SIGNATURES                                       16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)


----------------------------------------------------------------------------------------------------------------------------

Assets                                                                          September 30, 2000         December 31,1999
                                                                                   (Unaudited)                (Audited)
Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                               $3,680                    $5,362
                 Federal funds sold                                                     9,861                     2,768
                                                                                ----------------------------------------

Total cash and cash equivalents                                                        13,541                     8,130

Securities  (note 3):
                 Available-for-sale, at fair value                                     21,949                    21,920
                 Held-to-maturity, at amortized cost                                   15,234                    15,340
Federal Reserve Bank stock, at cost                                                        75                        75
Federal Home Loan Bank Stock, at cost                                                     427                       427
Loans, net (note 4)                                                                   116,708                   100,737
Bank premises and equipment, net                                                        4,428                     4,084
Accrued income receivable                                                               1,199                     1,227
Other assets                                                                            2,963                     2,016
                                                                                ----------------------------------------

Total assets                                                                         $176,524                  $153,956

------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities:
                 Deposits:
                      Demand                                                           13,130                    11,595
                      Savings and NOW accounts                                         48,663                    43,770
                      Time                                                             95,872                    81,024
                                                                                ----------------------------------------
                 Total deposits                                                       157,665                   136,389
                                                                                ----------------------------------------

                 Note payable to Federal Home Loan Bank                                   725                       800
                 Accrued interest payable                                                 785                       602
                 Other liabilities                                                        675                       575
                                                                                ----------------------------------------

Total liabilities                                                                     159,850                   138,366
                                                                                ----------------------------------------

Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                      issued and outstanding 1,444,340 shares in 2000 and
                      719,925 shares in 1999                                            4,333                     2,160
                 Capital surplus                                                          411                       367
                 Retained earnings                                                     12,179                    13,460
                 Accumulated other comprehensive loss                                    (249)                     (397)
                                                                                ----------------------------------------
Total stockholders' equity                                                             16,674                    15,590
                                                                                ----------------------------------------

Total liabilities and stockholders'  equity                                          $176,524                  $153,956
------------------------------------------------------------------------------------------------------------------------



     See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



----------------------------------------------------------------------------------------------------------------------------

                                                                                    Three Months             Three Months
                                                                                        Ended                    Ended
                                                                                 September 30, 2000        September 30,1999
Interest Income:
                 Interest and fees on loans                                            $2,634                    $2,213
                 Interest on securities:
                                 U.S. Treasury                                             48                        53
                                 U.S. Government agencies                                 248                       260
                                 Corporate                                                 79                        70
                                 States and political subdivisions (tax exempt)           155                       154
                                 Other                                                     10                         8
                 Interest on federal funds sold                                           107                        53
                                                                                 ---------------------------------------

Total interest income                                                                   3,281                     2,811
                                                                                 ---------------------------------------

Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                 343                       307
                                 Time - other                                           1,025                       902
                                 Time - $100,000 and over                                 247                       173
                 Other interest expense                                                    35                        13
                                                                                 ---------------------------------------

Total interest expense                                                                  1,650                     1,395
                                                                                 ---------------------------------------

Net interest income                                                                     1,631                     1,416

Provision for loan losses                                                                  90                       100
                                                                                 ---------------------------------------

Net interest income after provision for loan losses                                     1,541                     1,316

Noninterest income:
                 Service charges on deposit accounts                                      105                        76
                 Net gain on calls and sales of securities                                  2                         -
                 Other operating income                                                   126                        98
                 Commissions and fees                                                      42                        30
                                                                                 ---------------------------------------

Total noninterest income                                                                  275                       204
                                                                                 ---------------------------------------

Noninterest expense:
                 Salaries and employee benefits                                           641                       557
                 Occupancy expense                                                         79                        52
                 Furniture and equipment                                                  106                        93
                 Other operating expenses                                                 389                       320
                                                                                 ---------------------------------------

Total noninterest expense                                                               1,215                     1,022
                                                                                 ---------------------------------------

Income before income tax expense                                                          601                       498

Income tax expense                                                                        164                       126
                                                                                 ---------------------------------------

Net income                                                                                437                       372
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of income tax effect:
    Net unrealized gains (losses) on securities available for sale                        155                       (95)
                                                                                 ---------------------------------------

Comprehensive income                                                                     $592                      $277
------------------------------------------------------------------------------------------------------------------------

Net income per share (note 5):
Basic                                                                                   $0.30                     $0.26
Diluted                                                                                 $0.30                     $0.26
------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)



----------------------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months            Nine Months
                                                                                        Ended                   Ended
                                                                                 September 30, 2000       September 30,1999

Interest Income:
                 Interest and fees on loans                                           $7,414                    $6,393
                 Interest on securities:
                                 U.S. Treasury                                           156                       161
                                 U.S. Government agencies                                754                       761
                                 Corporate                                               232                       213
                                 States and political subdivisions (tax exempt)          465                       461
                                 Other                                                    30                        27
                 Interest on federal funds sold                                          156                       251
                                                                                ---------------------------------------

Total interest income                                                                  9,207                     8,267
                                                                                ---------------------------------------


Interest expense:Interest on deposits:
                                 Savings and NOW accounts                                951                       932
                                 Time - other                                          2,799                     2,680
                                 Time - $100,000 and over                                642                       553
                 Other interest expense                                                   70                        40
                                                                                ---------------------------------------

                                                                                       4,462                     4,205
                                                                                ---------------------------------------
Total interest expense
                                                                                       4,745                     4,062
Net interest income
                                                                                         270                       250
                                                                                ---------------------------------------
Provision for loan losses
                                                                                       4,475                     3,812
Net interest income after provision for loan losses

Noninterest  Service charges on deposit accounts                                         309                       208
             Net gain on calls and sales of securities                                     2                         4
             Other operating income                                                      303                       201
             Commissions and fees                                                        121                       161
                                                                                ---------------------------------------

                                                                                         735                       574
                                                                                ---------------------------------------
Total noninterest income

Noninterest  Salaries and employee benefits                                            1,812                     1,585
             Occupancy expense                                                           209                       147
             Furniture and equipment                                                     311                       253
             Other operating expenses                                                  1,112                       893
                                                                                ---------------------------------------

Total noninterest expense                                                              3,444                     2,878

Income before income tax expense                                                       1,766                     1,508
                                                                                ---------------------------------------

Income tax expense                                                                       474                       384
                                                                                ---------------------------------------

Net income                                                                            $1,292                    $1,124
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of income tax effect:
    Net unrealized gains (losses) on securities available for sale                       148                      (460)
                                                                                ---------------------------------------

Comprehensive income                                                                  $1,440                      $664

Net income per share (note 5):
Basic                                                                                  $0.90                     $0.78
Diluted                                                                                $0.89                     $0.77
-----------------------------------------------------------------------------------------------------------------------


     See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)



--------------------------------------------------------------------------------------------------------------------------------

                                                                                       Nine Months               Nine Months
                                                                                          Ended                     Ended
                                                                                   September 30, 2000         September 30,1999
Cash flows from operating activities:
          Net income                                                                      $1,292                    $1,124

          Adjustments to reconcile net income to net cash provided
                 Depreciationiof bankvpremises and equipment                                 250                       184
                 Amortization of core deposit premium                                         17                         9
                 Amortization of net unearned fees                                           (69)                      (98)
                 Net amortization (accretion) of premiums and
                         discounts on securities                                               8                        24
                 Provision for loan losses                                                   270                       250
                 Provision for deferred income taxes                                           8                        47
                 Net gain on calls and sales of securities                                    (2)                       (4)
                 Net (increase) decrease in:
                         Accrued income receivable                                            28                        47
                         Other assets                                                       (245)                        7
                 Net increase (decrease) in:
                         Accrued interest payable                                            183                       125
                         Other liabilities                                                   100                        28
                                                                                -------------------------------------------

Net cash provided by operating activities                                                  1,840                     1,743
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                          (660)                   (2,875)
          Purchases of available-for-sale securities                                      (2,496)                   (6,496)
          Proceeds from maturities and calls of held-to-maturity securities                  750                     2,637
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                                1                         3
          Proceeds from  maturities and calls of available-for-sale
                    securities                                                             2,101                     2,267
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                              597                     1,629
          Purchase of Federal Home Loan Bank stock                                             -                       (18)
          Purchase of loans                                                               (3,964)                        -
          Purchase of loan participations                                                 (5,050)                        -
          Net increase in loans                                                           (7,357)                   (9,359)
          Recoveries on loans charged off                                                    114                       136
          Purchases of bank premises and equipment                                          (594)                   (1,294)
          Proceeds from sale of foreclosed properties                                          -                        48
                                                                                -------------------------------------------

Net cash used in investing activities                                                    (16,558)                  (13,322)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activites:
          Deposits assumed, net of premium                                                22,975                         -
          Net increase in demand, savings and NOW deposits                                 3,451                     3,039
          Net  increase in time deposits                                                  (5,866)                    5,897
          Dividends paid                                                                    (411)                     (390)
          Proceeds from issuance of common stock                                              25                        32
          Proceeds from issuance of stock options                                             30                         -
          Repayment of note payable to Federal Home Loan Bank                                (75)                      (75)
                                                                                -------------------------------------------

Net cash provided by financing activities                                                 20,129                     8,503
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       5,411                    (3,076)

Cash and cash equivalents, beginning of period                                             8,130                    10,682
                                                                                -------------------------------------------

Cash and cash equivalents, end of period                                                 $13,541                    $7,606
---------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)
                      (In thousands, except for share data)


(1)   General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to generally accepted accounting
principles and to general banking industry practices.   In the opinion of the
Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999.

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

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2000, are shown in the table below. As of September 30, 2000, securities with amortized costs of $872 and fair values of $875 were pledged as collateral for public deposits.


(3) (Continued)


                                                    Gross       Gross
                                      Amortized   Unrealized  Unrealized   Fair
  Available-for-Sale:                    Costs       Gains      Losses    Values
--------------------------------------------------------------------------------

  U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies                         $15,456       15          (379)   15,092
  Obligations of states and
   political subdivisions                 5,132       26           (28)    5,130
  Mortgage-backed securities-
   Government                             1,690        8           (21)    1,677
  Other securities                           50        -             -        50
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Totals                                $22,328       49          (428)   21,949
--------------------------------------------------------------------------------

                                                     Gross      Gross
                                      Amortized   Unrealized  Unrealized   Fair
  Held-to-Maturity:                     Costs        Gains      Losses    Values
--------------------------------------------------------------------------------

  U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies                         $ 1,675        -           (33)    1,642
  Obligations of states and
   political subdivisions                13,557       47          (281)   13,323
  Mortgage-backed securities-
        Private                               2        -             -         2
--------------------------------------------------------------------------------

  Totals                                $15,234       47          (314)   14,967
--------------------------------------------------------------------------------

(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:


                                         2000           1999
                                         ----           -----

Balance at January 1,                  $  938          $ 877

Provision for loan losses                 270            250

Loans charged off                        (269)          (345)

Recoveries                                114            136
                                        ------          -----

Balance at September 30,               $1,053          $ 918
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:


                                         Net Income      Shares      Per Share
Three Months Ended September 30, 2000    (Numerator)  (Denominator)   Amount
---------------------------------------  -----------  -------------  ---------


Basic net income per share                   $  437      1,443,557       $0.30
                                                                         =====
Effect of dilutive stock options                  -          3,797
                                             ------      ---------

Diluted net income per share                 $  437      1,447,354       $0.30
                                             ======      =========       =====
Three Months Ended September 30, 1999
---------------------------------------

Basic net income per share                   $  372      1,439,850       $0.26
                                                                         =====

Effect of dilutive stock options                  -          6,282
                                             ------      ---------

Diluted net income per share                 $  372      1,446,132       $0.26
                                             ======      =========       =====

                                         Net Income      Shares       Per Share
Nine Months Ended September 30, 2000     (Numerator)  (Denominator)    Amount
---------------------------------------  ----------   ------------    ---------

Basic net income per share                   $1,292      1,441,595       $0.90
                                                                         =====
Effect of dilutive stock options                  -          4,920
                                             ------      ---------

Diluted net income per share                 $1,292      1,446,515       $0.89
                                             ======      =========       =====

Nine Months Ended September 30, 1999
------------------------------------

Basic net income per share                   $1,124      1,439,112       $0.78
                                                                         =====
Effect of dilutive stock options                  -          6,182
                                             ------      ---------       -----

Diluted net income per share                 $1,124      1,445,294       $0.78
                                             ======      =========       =====



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


(7) Acquisition of Branches

     On May 5, 2000, the Company entered into a Purchase and Assumption Agreement with One Valley Bank, Central Virginia, N.A. ("One Valley") under which One Valley sold to the Company two branches in the Lynchburg, Virginia area. Under this transaction, the Company purchased the assets, including loans of approximately $4,000, and assumed the depository liabilities, approximating $24,000, of the two branches and received cash approximating $19,000. In addition, an intangible asset approximating $716 has been recognized which is being amortized over a fifteen-year period using the straight-line method. This transaction was consummated at the close of business on August 11, 2000.

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

OVERVIEW

     Total assets at September 30, 2000 were $176,524, up 14.66% from $153,956 at December 31, 1999. The principal components of the Company's assets at the end of the period were $37,183 in securities and $116,708 in net loans. During the nine month period, net loans increased 15.85% or $15,971. The increase in loans resulted from an approximate $5,000 purchase of a loan participation as well as an approximate $4,000 purchase of loans in connection with the acquisition of two branches. Both of these events occurred in the third quarter of 2000. The Company's lending activities are a principal source of income.

     Total liabilities at September 30, 2000 were $159,850, up from $138,366 at December 31, 1999, with an increase in deposits of $21,276 or 15.60%. Deposits increased as a result of the acquisition of two branches during the quarter that resulted in an approximate $24 million of deposits being assumed. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at September 30, 2000 was $16,674 consisting of $12,179 in retained earnings and $249 of net unrealized losses on securities available for sale. At December 31, 1999, total shareholder's equity was $15,590.

     The Company had net income of $1,292 for the nine months ended September 30, 2000, compared with net income of $1,124 for the comparable period in 1999, an increase of 14.95%. The Company had net income of $437 for the three months ended September 30, 2000, compared with net income of $372 for the comparable period in 1999, an increase of 17.47%. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

     Profitability as measured by the Company's return on average assets (ROA) was 1.09% for the nine months ended September 30, 2000, up from 1.00% for the same period of 1999. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2000 was 10.74%,
compared to   9.80% for the nine months ended September 30, 1999.

NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     The net interest margin increased from 4.14% for the nine months ended September 30, 1999, to 4.48% for the nine months ended September 30, 2000. Net interest income was $4,745 for the nine months ended September 30, 2000 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits increased 6.11% in the third quarter of 2000 over the third quarter of 1999. Interest income on loans and securities increased 11.37% in the third quarter of 2000 over the third quarter of 1999. Interest and fees on loans was $7,414 for the nine month period ended September 30, 2000, up from $6,393 at September 30, 1999.

NON-INTEREST INCOME

     Non-interest income increased $161 or 28.05% for the nine month period ended September 30, 2000 over the same period of 1999. Non-interest income increased $71, or 34.80% when comparing the three months ended September 30, 2000 to the same period of 1999. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from loans. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. Fees from this program increased $78 for the nine months ended September 30, 2000 compared to the same period in 1999.

NON-INTEREST EXPENSE

     Non-interest expense increased $566 or 19.67%, for the nine month period ended September 30, 2000 over the same period of 1999. An increase of $193 or 18.88% is reflected when comparing the three month period ended September 30, 2000 to the same period of 1999. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Airport Branch facility, which opened in late June, 1999, and the new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's expense increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $270 was expensed in the first nine months of 2000 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,053 as of September 30, 2000, and represents approximately .89% of total loans outstanding. Management believes the allowance was adequate as of September 30, 2000. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $106 at September 30, 2000 and $48 December 31, 1999. There were no foreclosed properties as of September 30, 2000 nor as of December 31, 1999. Nonaccrual loans were $106 at September 30, 2000 and $48 at December 31, 1999. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at September 30, 2000.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 12.33% as of September 30, 2000 as compared to 22.03% as of December 31, 1999. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.



CAPITAL

     The Company's financial position at September 30, 2000 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $16,674 at the end of the third quarter of 2000 compared to $15,590 at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 2000, the Company's leverage ratio was 10.23% compared to 10.47% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%.

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


                          PINNACLE BANKSHARES CORPORATION



NOVEMBER 7, 2000                   /s/ Robert H. Gilliam, Jr.
----------------------             ------------------------------------
Date                               Robert H. Gilliam, Jr., President and
                                   Chief Executive Officer



NOVEMBER 7, 2000                   /s/ Bryan M. Lemley
----------------------             --------------------------------
Date                               Bryan M. Lemley, Secretary,
                                   Treasurer and Chief Financial Officer