Form 10KSB40
period 2000-12-31
PINNACLE BANKSHARES CORP
filed 2001-03-21
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       OR

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-23909

                        PINNACLE BANKSHARES CORPORATION
                 (Name of small business issuer in its charter)

              VIRGINIA                                        54-1832714
 ---------------------------------                     ------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)


                P.O. Box 29
         Altavista, Virginia 24517                           24517-0029
------------------------------------------                   ----------
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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
                                                                       -----
No _____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year: $13,738,000
                                                              -----------

     The aggregate market value of the voting stock held by nonaffiliates as of February 8, 2001: $21,720,210.00
                  ----------------

The number of shares outstanding of Common Stock as of March 10, 2001: 1,448,014
                                                                      ----------
Shares
------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Shareholders is incorporated in Part II of this report, which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 10, 2001 are incorporated in Part III of this report.

Transitional small business disclosure format: Yes___ No x .
                                                        ---

                        PINNACLE BANKSHARES CORPORATION
                         2000 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Description of Business                                              3
               General Development of Business
               Competition
               Supervision and Regulation
               Employees
Item 2.   Description of Property                                              7
Item 3.   Legal Proceedings                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                  8

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             9
Item 6.   Management's Discussion and Analysis or Plan of Operation            9
Item 7.   Financial Statements                                                 9
Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                            9

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Persons;
           Control Persons Compliance with Section 16(a)
           of the Exchange Act                                                 9
Item 10.  Executive Compensation                                               9
Item 11.  Security Ownership of Certain Beneficial Owners and Management       9
Item 12.  Certain Relationships and Related Transactions                      10
Item 13.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

Index to Attached Exhibits                                                    12

                                     PART I

Item 1.   Description of Business.
-------   ------------------------

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

     The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, southeastern Bedford County, and the city of Lynchburg from facilities located in the town of Altavista and the city of Lynchburg, Virginia. In October, 1998, a mortgage loan production office was opened in Forest, Virginia. The Airport facility, located just outside the Lynchburg city limits, opened in June, 1999. The Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg, were opened in August, 2000. These offices were opened to better serve the Lynchburg and northern Campbell County area.

     The Bank owns two wholly-owned subsidiaries. FNB Property Corp., which is incorporated under the laws of the Commonwealth of Virginia, was formed to hold title to Bank premises real estate. First Properties, Inc., which is incorporated under the laws of the Commonwealth of Virginia, was formed to hold title to other real estate owned.

Competition

     In general, the banking business in central Virginia is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have offices operating throughout the state and in the Company's market area. The Company actively competes for all types of deposits and loans with other banks and with nonbank financial institutions, including savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies and other lending institutions.

     Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds and traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, and over a more diverse geographic area. Although major banks have some competitive advantages over small independent banks, the Bank has actively tried to make the loss of local independent banks a competitive advantage by soliciting customers who prefer the personal service offered by the Bank.

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

     General. The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC").

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

     A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes that have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

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

     The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and bank are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2000, the Company and Bank both met all applicable capital requirements imposed by regulation. See "Item 6. Management's Discussion and Analysis--Capital Resources."

     Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company's ability to pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

     Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. FDICIA is an omnibus banking reform bill that added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulation") to implement these provisions. Under the regulations, the categories are:

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

     As of December 31, 2000, the Company was considered "well capitalized" and the Bank was considered "well capitalized." See "Item 6. Management's Discussion and Analysis--Capital Resources."

     An institution that is classified as adequately capitalized or higher may not pay a management fee to its holding company or other controlling person or make capital distributions that in either case would cause it to be less than adequately capitalized.

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

Employees

     As of December 31, 2000, the Company had 75 full-time employees. The Company's Management believes that its employee relations are satisfactory.

Item 2.  Description of Property.
-------  ------------------------

     The Company's main office and corporate headquarters are located at 622 Broad Street in downtown Altavista, Virginia, which is owned and occupied principally by the Bank.

     The Vista Office, located at 1301 N. Main Street in Altavista, Virginia, consists of a single-story building owned by the Bank.

     First National Mortgage, located at 17841 Forest Road in Forest, Virginia, consists of a single-story building leased by the Bank.

     The Airport Office, located at 14580 Wards Road in Campbell County, Virginia, consists of a single-story building owned by the Bank.

     The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank,

     The Brookville Plaza Office, located at 7805 Timberlake Road in Lynchburg, Virginia, consists of office space leased by the Bank in a local supermarket.

     The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3.   Legal Proceedings.
-------   ------------------

     The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
------    --------------------------------------------------------

     The information contained on page 54 of the 2000 Annual Report to Shareholders, under the caption, "Market for Common Equity and Related Stockholder Matters", is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
-------   ----------------------------------------------------------

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 21 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Financial Statements.
-------   ---------------------

     The consolidated financial statements of the Registrant and its subsidiary and independent auditors' report thereon contained on pages 22 through 51 of the 2000 Annual Report to Shareholders are incorporated herein by reference.


Item 8.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
          and Financial Disclosure.
          -------------------------

          None.


                                    PART III


     Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders ("Proxy Statement") mailed to Shareholders on or about March 10, 2001.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

     In response to this item, Registrant hereby incorporates by references the section entitled "Election of Directors," at page 2 thru 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2001. The Registrant hereby incorporates by reference the section entitled "Officers-Pinnacle Bankshares Corporation," as set forth on page 52 of the 2000 Annual Report to Shareholders. The Registrant hereby incorporates by reference the
Section 16(a) Beneficial Ownership Reporting Compliance at page 8 of the Proxy Statement.

Item 10.  Executive Compensation.
--------  -----------------------

     Information on Executive Compensation is contained on pages 6 through 7 of the Proxy Statement and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     Information on Certain Relationships and Related Transactions is contained on page 5 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

     (a)  Exhibits List

          Exhibit 13-2000 Annual Report to Shareholders (Such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB.)

          Exhibit 23-Consent of KPMG LLP to incorporation by reference of independent auditors' report incorporated by reference in this Form 10-KSB, into registrant's registration statement on Form S-8 and registration statement on Form S-3.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PINNACLE BANKSHARES CORPORATION


MARCH 13, 2001                     /s/ Robert H. Gilliam, Jr.
--------------------               ------------------------------------
Date                               Robert H. Gilliam Jr., President and
                                   Chief Executive Officer



MARCH 13, 2001                     /s/ Bryan M. Lemley
--------------------               ------------------------------------
Date                               Bryan M. Lemley, Secretary,Treasurer
                                   and Chief Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ A. Willard Arthur           Director                        March 13, 2001
---------------------------
A. Willard Arthur

/s/ Alvah P. Bohannon, III      Director                        March 13, 2001
---------------------------
Alvah P. Bohannon, III

/s/ James E. Burton, IV         Director                        March 13, 2001
---------------------------
James E. Burton, IV

/s/ John P. Erb                 Director                        March 13, 2001
---------------------------
John P. Erb

/s/ Robert H. Gilliam, Jr.      President, Chief Executive      March 13, 2001
---------------------------
Robert H. Gilliam, Jr.          Officer and Director

/s/ R.B. Hancock, Jr.           Director                        March 13, 2001
---------------------------
R.B. Hancock, Jr.

/s/ James P. Kent, Jr.          Director                        March 13, 2001
---------------------------
James P. Kent, Jr.

/s/ Warren G. Lowder            Director                        March 13, 2001
---------------------------
Warren G. Lowder

/s/ Percy O. Moore              Director                        March 13, 2001
---------------------------
Percy O. Moore

/s/ Herman P. Rogers, Jr.       Director                        March 13, 2001
---------------------------
Herman P. Rogers, Jr.

/s/ Carroll E. Shelton          Vice President and Director     March 13, 2001
---------------------------
Carroll E. Shelton

/s/ John L. Waller              Director                        March 13, 2001
---------------------------
John L. Waller

                           INDEX TO ATTACHED EXHIBITS

Exhibit Number                        Description
--------------                        -----------

     13 2000 Annual Report to Shareholders (such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB).

     23 Consent of KPMG LLP to incorporation by reference of independent auditors' report incorporated by reference in this Form 10-KSB, into registrant's registration statement on Form S-8 and registration statement on Form S-3.