Form 10QSB
period 2001-03-31
PINNACLE BANKSHARES CORP
filed 2001-05-10
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001


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

     Yes     X                No _________
         ---------

At April 10, 2001, 1,448,014 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes___ No X.
                                                        ---

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB
                                March 31, 2001

                                     INDEX

Part I.   FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000                                   3

          Consolidated Statements of Income and
               Comprehensive Income for the three month periods
           ended March 31, 2001 and 2000                           4

          Consolidated Statements of Cash Flows for the three
           month periods ended March 31, 2001 and 2000             5

          Notes to Consolidated Financial Statements               6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          9-12


Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                   13

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                    13
     Item 6.   Exhibits and Reports on Form 8-K                    13

SIGNATURES                                                         14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands of dollars)


----------------------------------------------------------------------------------------------------
Assets                                                             March 31, 2001   December 31, 2000
                                                                    (Unaudited)         (Audited)
Cash and cash equivalents:  (note 2)
              Cash and due from banks                                 $    4,844             $  5,568        ($724)
              Federal funds sold                                          18,626                6,784     $ 11,842
                                                                      -------------------------------
Total cash and cash equivalents                                           23,470               12,352     $ 11,118

Securities (note 3):
              Available-for-sale, at fair value                           21,770               24,197      ($2,427)
              Held-to-maturity, at amortized cost                         14,123               15,229      ($1,106)
Federal Reserve Bank stock, at cost                                           75                   75     $      0
Federal Home Loan Bank Stock, at cost                                        439                  427     $     12
Loans, net (note 4)                                                      118,077              118,962        ($885)
Bank premises and equipment, net                                           4,420                4,367     $     53
Accrued income receivable                                                  1,181                1,430        ($249)
Other assets                                                               2,387                2,697        ($310)
                                                                      -------------------------------

Total assets                                                          $  185,942             $179,736     $  6,206

-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities:
              Deposits:
                   Demand                                                 12,627               14,408      ($1,781)
                   Savings and NOW accounts                               53,739               52,067     $  1,672
                   Time                                                   99,819               94,118     $  5,701
                                                                      -------------------------------
              Total deposits                                             166,185              160,593     $  5,592
                                                                      -------------------------------
              Note payable to Federal Home Loan Bank                         675                  700         ($25)
              Accrued interest payable                                       851                  726     $    125
              Other liabilities                                              451                  417     $     34
                                                                      -------------------------------

Total liabilities                                                        168,162              162,436     $  5,726
                                                                      -------------------------------

Stockholders' equity:
              Common stock, $3 par value. Authorized 3,000,000 shares,
                   issued and outstanding 1,448,014 shares in 2001 and
                   1,445,153 shares in 2000                                4,344                4,335     $      9
              Capital surplus                                                449                  420     $     29
              Retained earnings                                           12,717               12,501     $    216
              Accumulated other comprehensive gain                           270                   44     $    226
                                                                      -------------------------------
Total stockholders' equity                                                17,780               17,300     $    480
                                                                      -------------------------------

Total liabilities and stockholders' equity                            $  185,942             $179,736     $  6,206
-----------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

-----------------------------------------------------------------------------------------------------------------------
                                                                                For the Period          For the Period
                                                                               January 1, 2001         January 1, 2000
                                                                                   Through                  Ended
                                                                                March 31, 2001          March 31, 2000
Interest Income:
              Interest and fees on loans                                             $2,716                 $2,335
              Interest on securities:
                          U.S. Treasury                                                  32                     54
                          U.S. Government agencies                                      228                    255
                          Corporate                                                      57                      -
                          States and political subdivisions (tax exempt)                154                    156
                          States and political subdivisions (taxable)                    93                     77
                          Other                                                          20                      9
              Interest on federal funds sold                                            160                     30
                                                                               ----------------------------------------

Total interest income                                                                 3,460                  2,916
                                                                               ----------------------------------------

Interest expense:
              Interest on deposits:
                          Savings and NOW accounts                                      421                    310
                          Time - other                                                1,186                    874
                          Time - $100,000 and over                                      244                    191
              Other interest expense                                                     12                     12
                                                                               ----------------------------------------

Total interest expense                                                                1,863                  1,387
                                                                               ----------------------------------------

Net interest income                                                                   1,597                  1,529

Provision for loan losses                                                                90                     90
                                                                               ----------------------------------------

Net interest income after provision for loan losses                                   1,507                  1,439

Noninterest income:
              Service charges on deposit accounts                                       123                     90
              Commissions and fees                                                      140                     34
              Other operating income                                                     70                     67
                                                                               ----------------------------------------

Total noninterest income                                                                333                    191
                                                                               ----------------------------------------

Noninterest expense:
              Salaries and employee benefits                                            746                    575
              Occupancy expense                                                          94                     57
              Furniture and equipment                                                    99                    103
              Other operating expenses                                                  409                    347
                                                                              -----------------------------------------

Total noninterest expense                                                             1,348                  1,082
                                                                              -----------------------------------------

Income before income tax expense                                                        492                    548

Income tax expense                                                                      132                    143
                                                                              -----------------------------------------

Net income                                                                              360                    405
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of income tax effect:
    Net unrealized gains (losses) on securities available for sale                           226                     (2)
                                                                            --------------------------------------------

Comprehensive income                                                                      $  586                 $  403
-----------------------------------------------------------------------------------------------------------------------

Net income per share (note 5):
Basic                                                                                 $ 0.25                     $ 0.28
Diluted                                                                               $ 0.25                     $ 0.28
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

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months          Three Months
                                                                                    Ended                 Ended
                                                                                March 31, 2001        March 31, 2000
Cash flows from operating activities:
          Net income                                                                $   360              $   405

          Adjustments to reconcile net income to net cash provided
              Depreciation of bank premises and equipment                                98                   81
              Amortization of core deposit premium                                       13                    3
              Amortization of net unearned fees                                         (29)                 (23)
              Net amortization of premiums and
                      discounts on securities                                             3                    8
              Provision for loan losses                                                  90                   90
              Provision for deferred income taxes                                         -                   30
              Net (increase) decrease in:
                      Accrued income receivable                                         249                  117
                      Other assets                                                      215                  (23)
              Net increase in:
                      Accrued interest payable                                          125                   84
                      Other liabilities                                                  34                    8
                                                                            -------------------------------------------

Net cash provided by operating activities                                             1,158                  780
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                        -                 (272)
          Purchases of available-for-sale securities                                 (2,840)              (1,456)
          Proceeds from maturities and calls of held-to-maturity securities           1,100                  130
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                           1                    1
          Proceeds from maturities and calls of available-for-sale
                     securities                                                       5,500                1,500
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                         111                  209
          Purchase of Federal Home Loan Bank stock                                      (12)                   -
          Net increase in loans                                                         746               (4,161)
          Recoveries on loans charged off                                                44                   33
          Purchases of bank premises and equipment                                     (151)                 (37)
                                                                            -------------------------------------------

Net cash used in investing activities                                                 4,499               (4,053)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits                  (109)                 364
          Net increase in time deposits                                               5,701                  734
          Dividends paid                                                               (144)                (130)
          Proceeds from issuance of common stock                                         38                    -
          Proceeds from issuance of stock options                                                              5
          Repayment of note payable to Federal Home Loan Bank                           (25)                 (25)
                                                                            -------------------------------------------

Net cash provided by financing activities                                             5,461                  948
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 11,118               (2,325       )

Cash and cash equivalents, beginning of period                                       12,352                8,130
                                                                            -------------------------------------------

Cash and cash equivalents, end of period                                            $23,470              $ 5,805
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                           March 31, 2001 (Unaudited)
                (In thousands, except share and per share data)


(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry
practices.   In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2001, the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000.

     These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 2000 Annual Report and additional information supplied in the 2000 Form 10-KSB.

     The results of operations for the interim period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

(2)  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2001, are shown in the table below. As of March 31, 2001, securities with amortized costs of $1,373 and fair values of $1,395 were pledged as collateral for public deposits.


(3)  (Continued)

                                                           Gross      Gross
                                            Amortized Unrealized Unrealized        Fair
     Available-for-Sale:                        Costs      Gains     Losses      Values
     -----------------------------------------------------------------------------------
     U.S. Treasury securities
       and obligations of U.S.
         Government corporations
         and agencies                         $ 9,962        142         (1)      10,103
     Obligations of states and
         political subdivisions                 5,407        136         (2)       5,541
     Mortgage-backed securities-
         Government                             2,462         36         (4)       2,494
     Corporate Issues                           3,479        114        (11)       3,582
     Other securities                              50          -          -           50
     -----------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------

     Totals                                   $21,360        428        (18)      21,770
     -----------------------------------------------------------------------------------

                                               Gross      Gross
                                           Amortized Unrealized  Unrealized        Fair
     Held-to-Maturity:                         Costs      Gains      Losses      Values
     -----------------------------------------------------------------------------------
     U.S. Treasury securities
      and obligations of U.S.
       Government corporations
       and agencies                           $   675          6          -           681
     Obligations of states and
       political subdivisions                  13,447        289        (22)       13,714
     Mortgage-backed securities-
       Private                                      1          -          -             1
     -----------------------------------------------------------------------------------

     Totals                                   $14,123        295        (22)       14,396
     -----------------------------------------------------------------------------------


(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:


                                             2001             2000
                                             ----             ----

     Balance at January 1,        $1,069   $938

     Provision for loan losses        90     90

     Loans charged off               (80)   (76)

     Recoveries                       44     33
                                  ------   ----

     Balance at March 31,         $1,123   $985
                                  ======   ====

(5)  Net Income Per Share

     Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated (see also note 6):

                                     Net Income      Shares      Per Share
Three Months Ended March 31, 2001    (Numerator)  (Denominator)   Amount
-----------------------------------  -----------  -------------  ---------
Basic net income per share           $      360      1,447,442    $   0.25
                                                                  ========
Effect of dilutive stock options              -          6,876
                                     ----------      ---------

Diluted net income per share         $      360      1,454,318    $   0.25
                                     ==========      =========    ========
Three Months Ended March 31, 2000
-----------------------------------

Basic net income per share           $      405      1,440,116    $   0.28
                                                                  ========

Effect of dilutive stock options              -         12,022
                                     ----------      ---------
Diluted net income per share         $      405      1,452,138    $   0.28
                                     ==========      =========    ========


(6)  Stock Split

On May 19, 2000, the Company's Board of Director's authorized a 2-for-1 stock split effected in the form of a 100 percent stock dividend paid on June 16, 2000 to the stockholders of record at the close of business on May 19, 2000 of the Company's $3 par value common stock. As a result of the split, 720,670 additional shares were issued and retained earnings were reduced by $2,162. All references to prior-period average shares outstanding and net income per share contained elsewhere in this interim report have been retroactively adjusted to reflect the impact of the approved stock split effected in the form of a dividend.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000's)

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation and subsidiary (the "Company"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto, and supplemental financial data.

OVERVIEW

     Total assets at March 31, 2001 were $185,942 up 3.45% from $179,736 at December 31, 2000. The principal components of the Company's assets at the end of the period were $35,893 in securities and $118,077 in net loans. During the three month period, net loans decreased 0.74% or $885. This decrease in loan activity was the result of the economic slowdown that has affected the country over the last nine months. The Company's lending activities are a principal source of income. Also during the three month period, securities decreased 8.96% due mainly to called securities. These securities were called due to falling interest rates in the bond market.

     Total liabilities at March 31, 2001 were $168,162, up from $162,436 at December 31, 2000, with an increase in deposits of $5,592 or 3.48%. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at March 31, 2001 was $17,780 including $12,717 in retained earnings and $270 of net unrealized gains on securities available for sale. At December 31, 2000, total stockholders' equity was $17,300.

     The Company had net income of $360 for the three months ended March 31, 2001, compared with net income of $405 for the comparable period in 2000, a decrease of 11.11%. This decrease in net income was primarily due to the decrease in loan activity, a tightening of the net interest margin, and higher overhead costs associated with the two branch acquisitions completed in August 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

     Profitability as measured by the Company's return on average assets (ROA) was 0.79% for the three months ended March 31, 2001, down from 1.05% for the same period of 2000. Another key indicator of performance, the return on average equity (ROE) for the three months ended March 31, 2000 was 8.89%, compared to 10.34% for the three months ended March 31, 2000. These ratios were also affected by the decrease in loan activity and higher overhead costs associated with the two branch acquisitions completed in August 2000.

NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     The net interest margin decreased from 4.48% for the three months ended March 31, 2000, to 3.92% for the three months ended March 31, 2001. The decrease was caused by a higher cost paid for deposits in addition to lower yields on loans. Net interest income was $1,597 for the three months ended March 31, 2001 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits increased 34.32% in the first quarter of 2001 over the first quarter of 2000 due mainly to the additional deposits assumed from the two branch acquisitions completed in August 2000. Interest income on loans and securities increased 18.66% in the first quarter of 2001 over the first quarter of 2000 also due mainly to the branch acquisitions. Interest and fees on loans was $2,716 for the three month period ended March 31, 2001, up from $2,335 at March 31, 2000.

NON-INTEREST INCOME

     Non-interest income increased $142 or 74.35% for the three month period ended March 31, 2001 over the same period of 2000. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from loans. Finance charges on the Business Manager Receivables Financing Program was another source of the increase. Fees from this program increased $27 for the three months ended March 31, 2001 compared to the same period in 2000. Service fees charged at the new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's non-interest income increase.

NON-INTEREST EXPENSE

     Non-interest expense increased $266 or 24.58%, for the three month period ended March 31, 2001 over the same period of 2000. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's expense increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $90 was expensed in the first three months of 2001 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,123 as of March 31, 2001, and represents approximately .94% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2001. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $296 at March 31, 2001 and $142 December 31, 2000. There were no foreclosed properties as of March 31, 2001 nor as of December 31, 2000. Nonaccrual loans were $296 at March 31, 2001 and $142 at December 31, 2000.
This increase in nonaccrual loans is primarily attributable to one residential real estate loan placed on nonaccrual status during the year. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at March 31, 2001.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 17.74% as of March 31, 2001 as compared to 22.76% as of December 31, 2000. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

     The Company's financial position at March 31, 2001 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $17,780 at the end of the first quarter of 2001 compared to $17,300 at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2001, the Company's leverage ratio was 9.16% compared to 9.43% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 3%.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
               None

     (b)  Reports on Form 8-K
               None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PINNACLE BANKSHARES CORPORATION



MAY 8, 2001                            /s/ Robert H. Gilliam, Jr.
-----------------                      ---------------------------------------
Date                                   Robert H. Gilliam, Jr., President and
                                       Chief Executive Officer



MAY 8, 2001                            /s/ Bryan M. Lemley
-----------------                      ---------------------------------------
Date                                   Bryan M. Lemley, Secretary,
                                       Treasurer and Chief Financial Officer