Form 10QSB
period 2001-06-30
PINNACLE BANKSHARES CORP
filed 2001-08-09
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 2001


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

     Yes    X                               No
         --------

At July 13, 2001, 1,450,513 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes ___  No  x .
                                                           ---

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB
                                 June 30, 2001

                                     INDEX

Part I.   FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000                                     3

          Consolidated Statements of Income and
             Comprehensive Income for the three month periods
             ended June 30, 2001 and 2000                              4

          Consolidated Statements of Income and
             Comprehensive Income for the six month periods
             ended June 30, 2001 and 2000                              5

          Consolidated Statements of Cash Flows for the six month
             periods ended June 30, 2001 and 2000                      6

          Notes to Consolidated Financial Statements                 7-9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                           10-16


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       16

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                        16

     Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                            17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands of dollars)

============================================================================================================================

Assets                                                                               June 30, 2001         December 31, 2000
                                                                                      (Unaudited)              (Audited)
                                                                                      -----------              ---------
Cash and cash equivalents (note 2):
               Cash and due from banks                                                    $  4,132                  $  5,568
               Federal funds sold                                                           17,159                     6,784
                                                                                --------------------------------------------

Total cash and cash equivalents                                                             21,291                    12,352

Securities  (note 3):
               Available-for-sale, at fair value                                            24,762                    24,197
               Held-to-maturity, at amortized cost                                          14,120                    15,229
Federal Reserve Bank stock, at cost                                                             75                        75
Federal Home Loan Bank Stock, at cost                                                          439                       427
Loans, net (note 4)                                                                        123,261                   118,962
Bank premises and equipment, net                                                             4,347                     4,367
Accrued income receivable                                                                    1,247                     1,430
Other assets                                                                                 2,395                     2,697
                                                                                --------------------------------------------

Total assets                                                                              $191,937                  $179,736

============================================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
               Deposits:
                    Demand                                                                  13,578                    14,408
                    Savings and NOW accounts                                                55,458                    52,067
                    Time                                                                   102,973                    94,118
                                                                                --------------------------------------------
               Total deposits                                                              172,009                   160,593
                                                                                --------------------------------------------

               Fed Funds Purchased                                                               0                         0
               Note payable to Federal Home Loan Bank                                          675                       700
               Accrued interest payable                                                        752                       726
               Other liabilities                                                               507                       417
                                                                                --------------------------------------------

Total liabilities                                                                          173,943                   162,436
                                                                                --------------------------------------------

Stockholders' equity:
               Common stock, $3 par value. Authorized 3,000,000 shares,
                    issued and outstanding 1,450,513 shares in 2001 and
                    1,445,153 shares in 2000                                                 4,351                     4,335
               Capital surplus                                                                 474                       420
               Retained earnings                                                            12,919                    12,501
               Accumulated other comprehensive income                                          250                        44
                                                                                --------------------------------------------
Total stockholders' equity                                                                  17,994                    17,300
                                                                                --------------------------------------------

Total liabilities and stockholders'  equity                                               $191,937                  $179,736
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

==========================================================================================================================

                                                                                     Three Months            Three Months
                                                                                        Ended                    Ended
                                                                                     June 30, 2001           June 30, 2000
                                                                                     -------------           -------------
Interest Income:
               Interest and fees on loans                                                   $2,647                  $2,445
               Interest on securities:
                            U.S. Treasury                                                       15                      54
                            U.S. Government agencies                                           204                     251
                            Corporate                                                           63                       -
                            States and political subdivisions (tax exempt)                     155                     154
                            States and political subdivisions (taxable)                         96                      76
                            Other                                                               10                      11
               Interest on federal funds sold                                                  248                      19
                                                                                ------------------------------------------

Total interest income                                                                        3,438                   3,010
                                                                                ------------------------------------------

Interest expense:
               Interest on deposits:
                            Savings and NOW accounts                                           584                     298
                            Time - other                                                       987                     900
                            Time - $100,000 and over                                           323                     204
               Other interest expense                                                            9                      23
                                                                                ------------------------------------------

Total interest expense                                                                       1,903                   1,425
                                                                                ------------------------------------------

Net interest income                                                                          1,535                   1,585

Provision for loan losses                                                                       90                      90
                                                                                ------------------------------------------

Net interest income after provision for loan losses                                          1,445                   1,495

Noninterest income:
               Service charges on deposit accounts                                             143                     105
               Net gain on calls and sales of securities                                         3                       -
               Commissions and Fees                                                            137                      95
               Other operating income                                                           81                      69
                                                                                ------------------------------------------

Total noninterest income                                                                       364                     269
                                                                                ------------------------------------------

Noninterest expense:
               Salaries and employee benefits                                                  733                     596
               Occupancy expense                                                               106                      73
               Furniture and equipment                                                          98                     102
               Other operating expenses                                                        397                     376
                                                                                ------------------------------------------

Total noninterest expense                                                                    1,334                   1,147
                                                                                ------------------------------------------

Income before income tax expense                                                               475                     617

Income tax expense                                                                             127                     167
                                                                                ------------------------------------------

Net income                                                                                     348                     450
==========================================================================================================================

Other comprehensive loss, net of income tax benefit:
    Net unrealized losses on securities available for sale                                     (20)                     (5)
                                                                                ------------------------------------------

Comprehensive income                                                                        $  328                  $  445
==========================================================================================================================

Net income per share (note 5):
Basic                                                                                       $ 0.24                  $ 0.31
Diluted                                                                                     $ 0.24                  $ 0.31
==========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)

================================================================================================================================

                                                                                            Six Months              Six Months
                                                                                               Ended                   Ended
                                                                                           June 30, 2001           June 30, 2000
                                                                                           -------------           -------------
Interest Income:
               Interest and fees on loans                                                         $5,363                  $4,780
               Interest on securities:
                            U.S. Treasury                                                             47                     108
                            U.S. Government agencies                                                 432                     506
                            Corporate                                                                120                       -
                            States and political subdivisions (tax exempt)                           309                     310
                            States and political subdivisions (taxable)                              189                     153
                            Other                                                                     18                      20
               Interest on federal funds sold                                                        408                      49
                                                                                ------------------------------------------------

Total interest income                                                                              6,886                   5,926
                                                                                ------------------------------------------------

Interest expense:
               Interest on deposits:
                            Savings and NOW accounts                                               1,005                     608
                            Time - other                                                           2,173                   1,774
                            Time - $100,000 and over                                                 567                     395
               Other interest expense                                                                 21                      35
                                                                                ------------------------------------------------

Total interest expense                                                                             3,766                   2,812
                                                                                ------------------------------------------------

Net interest income                                                                                3,120                   3,114

Provision for loan losses                                                                            180                     180
                                                                                ------------------------------------------------

Net interest income after provision for loan losses                                                2,940                   2,934

Noninterest income:
               Service charges on deposit accounts                                                   266                     185
               Net gain on calls and sales of securities                                               3                       -
               Commissions and fees                                                                  277                     164
               Other operating income                                                                163                     111
                                                                                ------------------------------------------------

Total noninterest income                                                                             709                     460
                                                                                ------------------------------------------------

Noninterest expense:
               Salaries and employee benefits                                                      1,479                   1,171
               Occupancy expense                                                                     200                     130
               Furniture and equipment                                                               197                     205
               Other operating expenses                                                              806                     723
                                                                                ------------------------------------------------

Total noninterest expense                                                                          2,682                   2,229
                                                                                ------------------------------------------------

Income before income tax expense                                                                     967                   1,165

Income tax expense                                                                                   259                     310
                                                                                ------------------------------------------------

Net income                                                                                           708                     855
================================================================================================================================

Other comprehensive income (loss), net of income tax effect:
    Net unrealized gains (losses) on securities available for sale                                   206                      (7)
                                                                                ------------------------------------------------

Comprehensive income                                                                              $  914                  $  848
================================================================================================================================

Net income per share (note 5):
Basic                                                                                             $ 0.49                  $ 0.59
Diluted                                                                                           $ 0.49                  $ 0.59
================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

================================================================================================================================

                                                                                            Six Months             Six Months
                                                                                              Ended                   Ended
                                                                                           June 30, 2001           June 30, 2000
                                                                                           -------------           -------------
Cash flows from operating activities:
          Net income                                                                             $   708                  $  855
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
               Depreciation of bank premises and equipment                                           197                     162
               Amortization of core deposit premium                                                   26                       6
               Amortization of net unearned fees                                                     (70)                    (40)
               Net amortization of premiums and
                       discounts on securities                                                         7                       8
               Provision for loan losses                                                             180                     180
               Provision for deferred income taxes                                                     -                       8
               Net gain on calls and sales of securities                                              (3)                      -
               Net (increase) decrease in:
                       Accrued income receivable                                                     183                     (33)
                       Other assets                                                                  279                    (209)
               Net increase in:
                       Accrued interest payable                                                       26                      11
                       Other liabilities                                                              90                      84
                                                                                ------------------------------------------------

Net cash provided by operating activities                                                          1,623                   1,032
================================================================================================================================

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                                     -                    (660)
          Purchases of available-for-sale securities                                              (9,722)                 (1,456)
          Proceeds from maturities and calls of held-to-maturity securities                        1,100                     565
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                                        1                       1
          Proceeds from  maturities and calls of available-for-sale
                    securities                                                                     9,092                   2,000
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                                      381                     441
          Purchase of Federal Home Loan Bank stock                                                   (12)                      -
          Purchase of loans                                                                       (4,508)                      -
          Net increase in loans                                                                     (105)                 (7,312)
          Recoveries on loans charged off                                                             72                      62
          Purchase of OREO property                                                                 (117)                      -
          Proceeds from the sale of OREO property                                                    140                       -
          Purchases of bank premises and equipment                                                  (177)                   (126)
                                                                                ------------------------------------------------

Net cash used in investing activities                                                             (3,855)                 (6,485)
================================================================================================================================

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits                              2,561                  (3,311)
          Net increase in time deposits                                                            8,855                   1,715
          Proceeds from federal funds purchased                                                        -                   3,612
          Dividends paid                                                                            (290)                   (267)
          Proceeds from issuance of common stock                                                      70                      25
          Repayment of note payable to Federal Home Loan Bank                                        (25)                    (50)
                                                                                ------------------------------------------------

Net cash provided by financing activities                                                         11,171                   1,724
================================================================================================================================

Net increase (decrease) in cash and cash equivalents                                               8,939                  (3,729)

Cash and cash equivalents, beginning of period                                                    12,352                   8,130
                                                                                ------------------------------------------------

Cash and cash equivalents, end of period                                                         $21,291                  $4,401
================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)
                     (In thousands, except for share data)


(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000.

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

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2001, are shown in the table below. As of June 30, 2001, securities with amortized costs of $1,371 and fair values of $1,397 were pledged as collateral for public deposits.

                                                      Gross      Gross
                                      Amortized  Unrealized Unrealized     Fair
   Available-for-Sale:                    Costs       Gains     Losses   Values
   ----------------------------------------------------------------------------

   U.S. Treasury securities
    and obligations of U.S.
     Government corporations
     and agencies                       $ 7,465         148         (3)   7,610
   Obligations of states and
     political subdivisions               6,374         143        (10)   6,507
   Mortgage-backed securities-
     Government                           6,707          23        (13)   6,717
   Corporate issues                       3,787         127        (36)   3,878
   Other securities                          50           -          -       50
   ----------------------------------------------------------------------------

   Totals                               $24,383         441        (62)  24,762
   ============================================================================


                                                      Gross      Gross
                                      Amortized  Unrealized Unrealized     Fair
   Held-to-Maturity:                      Costs       Gains     Losses   Values
   ----------------------------------------------------------------------------

   U.S. Treasury securities
    and obligations of U.S.
     Government corporations
     and agencies                       $   675           8          -      683
   Obligations of states and
     political subdivisions              13,445         277        (15)  13,707

   ----------------------------------------------------------------------------

   Totals                               $14,120         285        (15)  14,390
   ============================================================================

(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                              2001      2000
                             ------    ------

Balance at January 1,        $1,069    $  938

Provision for loan losses       180       180

Loans charged off              (161)     (149)

Recoveries                       72        62
                             ------    ------

Balance at June 30,          $1,160    $1,031
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:


                                     Net Income      Shares     Per Share
Three Months Ended June 30, 2001    (Numerator)  (Denominator)    Amount
--------------------------------    -----------  -------------  ---------

Basic net income per share          $      348    1,449,909      $   0.24
                                                                 ========
Effect of dilutive stock options             -        6,724
                                    ----------    ---------

Diluted net income per share        $      348    1,456,633      $   0.24
                                    ==========    =========      ========
Three Months Ended June 30, 2000
--------------------------------

Basic net income per share          $      450    1,441,088      $   0.31
                                                                 ========
Effect of dilutive stock options             -        5,596
                                    ----------    ---------

Diluted net income per share        $      450    1,446,684      $   0.31
                                    ==========    =========      ========

                                     Net Income      Shares     Per Share
Six Months Ended June 30, 2001      (Numerator)  (Denominator)    Amount
------------------------------      -----------  -------------  ---------

Basic net income per share          $      708    1,448,682      $   0.49
                                                                 ========
Effect of dilutive stock options             -        6,948
                                    ----------    ---------

Diluted net income per share        $      708    1,455,630      $   0.49
                                    ==========    =========      ========
Six Months Ended June 30, 2000
------------------------------

Basic net income per share          $      855     1,440,602     $   0.59
                                                                 ========
Effect of dilutive stock options             -         5,808
                                    ----------     ---------

Diluted net income per share        $      855     1,456,410     $   0.59
                                    ==========     =========     ========


(6) Subsequent Grant of Stock Options

     On June 29, 2001, the Board of Directors approved grants of stock options for a total of 11,500 shares effective July 10, 2001, under the Company's Incentive Stock Option Plan. The per share exercise price of $14.00 associated with these stock options was equal to the fair market of the Company's common stock on the date of the grant.

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

OVERVIEW

     Total assets at June 30, 2001 were $191,937, up 6.79% from $179,736 at December 31, 2000. The principal components of the Company's assets at the end of the period were $38,882 in securities and $123,261 in net loans. During the six month period, net loans increased 3.61% or $4,299. The majority of this increase was a result of the purchase of a $4,508 loan participation. The Company's lending activities are a principal source of income.

     Total liabilities at June 30, 2001 were $173,943, up from $162,436 at December 31, 2000, with an increase in deposits of $11,416 or 7.11%. Non-interest bearing demand deposits decreased $830 or 5.76% and represented 7.89% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at June 30, 2001 was $17,994 consisting of $12,919 in retained earnings and $250 of net unrealized gains on securities available for sale. At December 31, 2000, total shareholder's equity was $17,300.

     The Company had net income of $708 for the six months ended June 30, 2001, compared with net income of $855 for the comparable period in 2000, a decrease of 17.19%. The Company had net income of $348 for the three months ended June 30, 2001, compared with net income of $450 for the comparable period in 2000, a decrease of 22.67%. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

     Profitability as measured by the Company's return on average assets (ROA) was .76% for the six months ended June 30, 2001, down from 1.10% for the same period of 2000. This decrease was due to a tightening of net interest margin. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2001 was 7.92%, compared to 10.76% for the six months ended June 30, 2000.


NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     The net interest margin decreased from 4.53% for the six months ended June 30, 2000, to 3.78% for the six months ended June 30, 2001. Net interest income was $3,120 for the six months ended June 30, 2001 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits increased 33.93% in the second quarter of 2001 over the second quarter of 2000. Interest income on loans and securities increased 16.20% in the second quarter of 2001 over the second quarter of 2000. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, greatly contributed to the current year increases in interest expense and income. Interest and fees on loans was $5,363 for the six month period ended June 30, 2001, up from $4,780 at June 30, 2000. The increase was due to the 14.32% increase in loans from June 30, 2000 to June 30, 2001.

NON-INTEREST INCOME

     Non-interest income increased $249 or 54.13% for the six month period ended June 30, 2001 over the same period of 2000. Non-interest income increased $95, or 35.32% when comparing the three months ended June 30, 2001 to the same period of 2000. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from loans. Fees from the sale of mortgage loans were another source of the increase. Fees from the sale of mortgage loans increased $82 for the six months ended June 30, 2001 compared to the same period in 2000. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's non-interest income increase.

NON-INTEREST EXPENSE

     Non-interest expense increased $453 or 20.32%, for the six month period ended June 30, 2001 over the same period of 2000. An increase of $187 or 16.30% is reflected when comparing the three month period ended June 30, 2001 to the same period of 2000. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's non-interest expense increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $180 was expensed in the first six months of 2001 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,160 as of June 30, 2001, and represents approximately .93% of total loans outstanding. Management believes the allowance was adequate as of June 30, 2001. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $255 at June 30, 2001 and $142 December 31, 2000. There were no foreclosed properties as of June 30, 2001 nor as of December 31, 2000. Nonaccrual loans were $255 at June 30, 2001 and $142 December 31, 2000. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at June 30, 2001.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 26.84% as of June 30, 2001 as compared to 22.76% as of December 31, 2000. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.


CAPITAL

     The Company's financial position at June 30, 2001 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $17,994 at the end of the second quarter of 2001 compared to $17,300 at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 2001, the Company's leverage ratio was 9.16% compared to 9.43% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 3%.

     On June 29, 2001, the Board of Directors approved grants of stock options for a total of 11,500 shares effective July 10, 2001, under the Company's Incentive Stock Option Plan. The per share exercise price of $14.00 associated with these stock options was equal to the fair market of the Company's common stock on the date of the grant.


NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. The adoption of SFAS No. 133, as amended, as of January 1, 2001, did not have any effect on the financial position, results of operations or liquidity of the Company.

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, supercedes and replaces the guidance in SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000 for which financial statements are presented for comparative purposes. Management believes the adoption of SFAS No. 140 will not have significant effect on the Company's consolidated financial statements.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release (FRR) No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.

     Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and the Office of Thrift Supervision (OTS) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

     The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants. It is expected that the SEC staff will utilize the guidance in this SAB to challenge registrants and their auditors regarding the allowance for loan and lease losses. Registrants should ensure that they are able to meet the documentation requirements set forth in this SAB.

     On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2000. SFAS No. 142 requires that goodwill and certain intangible assets would no longer be amortized, but rather be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of SFAS No. 142 in the financial position, results of operations and liquidity of the

Company.

     As of July 31, 2001, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2001 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 10, 2001.

     (b) The April 10, 2001, annual meeting of the shareholders of the Company involved the election of directors. The following persons were elected to serve as Class I Directors, serving until the 2004 Annual Meeting.


Name                        For     Against  Abstain
----                        ---     -------  -------
A. Willard Arthur        1,191,412     0      20,148
John P. Erb              1,208,532     0       2,583
Robert H. Gilliam Jr.    1,205,346     0       6,213
R. B. Hancock Jr.        1,209,532     0       2,028

     Class II and III directors will continue in office until the 2002 and 2003 Annual Meetings of Shareholders, respectively.

                Class II               Class III
                --------               ---------
          Alvah P. Bohannon, III     Warren G. Lowder
          James E. Burton, IV        Herman P. Rogers, Jr.
          James P. Kent, Jr.         Carroll E. Shelton
          Percy O. Moore             John L. Waller

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
               None

     (b)  Reports on Form 8-K
               None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PINNACLE BANKSHARES CORPORATION



AUGUST 8, 2001                     /s/ Robert H. Gilliam, Jr.
--------------------               -------------------------
Date                                Robert H. Gilliam, Jr., President and
                                    Chief Executive Officer



AUGUST 8, 2001                     /s/ Bryan M. Lemley
--------------------               -------------------
Date                                Bryan M. Lemley, Secretary,
                                    Treasurer and Chief Financial Officer