Form 10QSB
period 2001-09-30
PINNACLE BANKSHARES CORP
filed 2001-11-09
CIK 1031233

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2001


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

     Yes     X                               No
         ---------

As of November 9, 2001, 1,450,513 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes___        No x .
                                                               ---

                        PINNACLE BANKSHARES CORPORATION
                                  FORM 10-QSB
                              September 30, 2001

                                     INDEX


Part I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September
           30, 2001 and December 31, 2000                              3

          Consolidated Statements of Income and
           Comprehensive Income for the three months
           ended September 30, 2001 and 2000                           4

          Consolidated Statements of Income and
           Comprehensive Income for the nine
           months ended September 30, 2001 and 2000                    5

          Consolidated Statements of Cash Flows
           for the nine months ended September 30,
           2001 and 2000                                               6

          Notes to Consolidated Financial Statements                   7-10


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          10-17

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      17

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                       17

     Item 6.   Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                            18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands of dollars)


--------------------------------------------------------------------------------------------------------------------
Assets                                                                       September 30, 2001   December 31, 2000
                                                                                  (Unaudited)        (Audited)
                                                                                  -----------        ---------
Cash and cash equivalents (note 2):
                 Cash and due from banks                                     $        4,114       $    5,568
                 Federal funds sold                                                  19,973            6,784
                                                                             -------------------------------

Total cash and cash equivalents                                                      24,087           12,352

Securities (note 3):
                 Available-for-sale, at fair value                                   29,160           24,197
                 Held-to-maturity, at amortized cost                                 13,462           15,229
Federal Reserve Bank stock, at cost                                                      75               75
Federal Home Loan Bank Stock, at cost                                                   439              427
Loans, net (note 4)                                                                 121,466          118,962
Bank premises and equipment, net                                                      4,275            4,367
Accrued income receivable                                                             1,186            1,430
Other assets                                                                          2,340            2,697
                                                                             -------------------------------

Total assets                                                                 $      196,490       $  179,736
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities:
                 Deposits:
                      Demand                                                         14,537           14,408
                      Savings and NOW accounts                                       56,226           52,067
                      Time                                                          105,127           94,118
                                                                             -------------------------------
                 Total deposits                                                     175,890          160,593
                                                                             -------------------------------

                 Note payable to Federal Home Loan Bank                                 625              700
                 Accrued interest payable                                               869              726
                 Other liabilities                                                      639              417
                                                                             -------------------------------

Total liabilities                                                                   178,023          162,436
                                                                             -------------------------------

Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                      issued and outstanding 1,450,513 shares in 2001 and
                      1,445,153 shares in 2000                                        4,351            4,335
                 Capital surplus                                                        474              420
                 Retained earnings                                                   13,113           12,501
                 Accumulated other comprehensive income                                 529               44
                                                                             -------------------------------
Total stockholders' equity                                                           18,467           17,300
                                                                             -------------------------------

Total liabilities and stockholders' equity                                   $      196,490       $  179,736
------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
        (Amounts in thousands of dollars, except for per share amounts)



--------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months           Three Months
                                                                                      Ended                  Ended
                                                                                 September 30, 2001    September 30, 2000
                                                                                 ------------------   --------------------
Interest Income:
            Interest and fees on loans                                           $       2,663             $       2,634
            Interest on securities:
                            U.S. Treasury                                                   16                        48
                            U.S. Government agencies                                       225                       248
                            Corporate                                                       80                         -
                            States and political subdivisions (tax exempt)                 150                       155
                            States and political subdivisions (taxable)                    106                        79
                            Other                                                           10                        10
            Interest on federal funds sold                                                 158                       107
                                                                                 ---------------------------------------

Total interest income                                                                    3,408                     3,281
                                                                                 ---------------------------------------

Interest expense:
            Interest on deposits:
                            Savings and NOW accounts                                       467                       343
                            Time - other                                                 1,093                     1,025
                            Time - $100,000 and over                                       271                       247
            Other interest expense                                                          10                        35
                                                                                 ---------------------------------------

Total interest expense                                                                   1,841                     1,650
                                                                                 ---------------------------------------

Net interest income                                                                      1,567                     1,631

Provision for loan losses                                                                   90                        90
                                                                                 ---------------------------------------

Net interest income after provision for loan losses                                      1,477                     1,541

Noninterest income:
            Service charges on deposit accounts                                            142                       105
            Net realized gain on calls and sales of securities                               -                         2
            Commissions and fees                                                           120                       126
            Other operating income                                                          80                        42
                                                                                 ---------------------------------------

Total noninterest income                                                                   342                       275
                                                                                 ---------------------------------------

Noninterest expense:
            Salaries and employee benefits                                                 726                       641
            Occupancy expense                                                              125                        79
            Furniture and equipment                                                         99                       106
            Other operating expenses                                                       406                       389
                                                                                 ---------------------------------------

Total noninterest expense                                                                1,356                     1,215
                                                                                 ---------------------------------------

Income before income tax expense                                                           463                       601

Income tax expense                                                                         124                       164
                                                                                 ---------------------------------------

Net income                                                                                 339                       437
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of income tax expense:
    Net unrealized gains on securities available-for-sale                                  279                       155
                                                                                 ---------------------------------------

Comprehensive income                                                             $         618             $         592
------------------------------------------------------------------------------------------------------------------------

Net income per share (note 5):
Basic                                                                            $        0.23             $        0.30
Diluted                                                                          $        0.23             $        0.30
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

=====================================================================================================================

                                                                                 Nine Months          Nine Months
                                                                                    Ended                Ended
                                                                              September 30, 2001   September 30, 2000
                                                                              ------------------   ------------------
Interest Income:
            Interest and fees on loans                                        $         8,026      $        7,414
            Interest on securities:
                         U.S. Treasury                                                     63                 156
                         U.S. Government agencies                                         657                 754
                         Corporate                                                        200                   -
                         States and political subdivisions (tax exempt)                   459                 465
                         States and political subdivisions (taxable)                      295                 232
                         Other                                                             28                  30
            Interest on federal funds sold                                                566                 156
                                                                              -----------------------------------

Total interest income                                                                  10,294               9,207
                                                                              -----------------------------------

Interest expense:
            Interest on deposits:
                         Savings and NOW accounts                                       1,472                 951
                         Time - other                                                   3,266               2,799
                         Time - $100,000 and over                                         838                 642
            Other interest expense                                                         31                  70
                                                                              -----------------------------------

Total interest expense                                                                  5,607               4,462
                                                                              -----------------------------------

Net interest income                                                                     4,687               4,745

Provision for loan losses                                                                 270                 270
                                                                              -----------------------------------

Net interest income after provision for loan losses                                     4,417               4,475

Noninterest income:
            Service charges on deposit accounts                                           408                 309
            Net realized gain on calls and sales of securities                              3                   2
            Commissions and fees                                                          397                 303
            Other operating income                                                        243                 121
                                                                              -----------------------------------

Total noninterest income                                                                1,051                 735
                                                                              -----------------------------------

Noninterest expense:
            Salaries and employee benefits                                              2,205               1,812
            Occupancy expense                                                             325                 209
            Furniture and equipment                                                       296                 311
            Other operating expenses                                                    1,212               1,112
                                                                              -----------------------------------

Total noninterest expense                                                               4,038               3,444
                                                                              -----------------------------------

Income before income tax expense                                                        1,430               1,766

Income tax expense                                                                        383                 474
                                                                              -----------------------------------

Net income                                                                              1,047               1,292
=================================================================================================================

Other comprehensive income, net of income tax expense:
    Net unrealized gains on securities available-for-sale                                 485                 148
                                                                              -----------------------------------

Comprehensive income                                                          $         1,532      $        1,440
=================================================================================================================

Net income per share (note 5):
Basic                                                                         $          0.72      $         0.90
Diluted                                                                       $          0.72      $         0.89
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

=====================================================================================================================

                                                                             Nine Months            Nine Months
                                                                               Ended                  Ended
                                                                          September 30, 2001    September 30, 2000
                                                                          ------------------   -------------------
Cash flows from operating activities:
          Net income                                                         $      1,047         $      1,292
          Adjustments to reconcile net income to net cash provided
                 by operating activities:
                 Depreciation of bank premises and equipment                          295                  250
                 Amortization of core deposit premium and goodwill                     38                   17
                 Amortization of unearned fees, net                                  (109)                 (69)
                 Net amortization of premiums and
                         discounts on securities                                        3                    8
                 Provision for loan losses                                            270                  270
                 Provision for deferred income taxes                                    -                    8
                 Net realized gain on calls and sales of securities                    (3)                  (2)
                 Net (increase) decrease in:
                         Accrued income receivable                                    244                   28
                         Other assets                                                 217                 (245)
                 Net increase in:
                         Accrued interest payable                                     143                  183
                         Other liabilities                                            222                  100
                                                                              --------------------------------

Net cash provided by operating activities                                           2,367                1,840
==============================================================================================================

Cash flows from investing activities:
          Purchases of held-to-maturity securities                                      -                 (660)
          Purchases of available-for-sale securities                              (16,725)              (2,496)
          Proceeds from maturities and calls of held-to-maturity securities         1,753                  750
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                         1                    1
          Proceeds from  maturities and calls of available-for-sale
                    securities                                                     11,620                2,101
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                       891                  597
          Purchase of Federal Home Loan Bank stock                                    (12)                   -
          Purchase of loans                                                             -               (3,964)
          Purchase of loan participations                                          (4,508)              (5,050)
          Net (increase) decrease in loans                                          1,569               (7,357)
          Recoveries on loans charged off                                             102                  114
          Purchase of foreclosed properties                                          (117)                   -
          Proceeds from the sale of foreclosed properties                             140                    -
          Purchases of bank premises and equipment                                   (203)                (594)
                                                                              --------------------------------

Net cash used in investing activities                                              (5,489)             (16,558)
==============================================================================================================

Cash flows from financing activites:
          Deposits assumed, net of premium                                              -               22,975
          Net increase in demand, savings and NOW deposits                          4,288                3,451
          Net  increase (decrease) in time deposits                                11,009               (5,866)
          Cash dividends paid                                                        (435)                (411)
          Proceeds from issuance of common stock                                       70                   25
          Proceeds from exercise of employee stock options                              -                   30
          Repayment of note payable to Federal Home Loan Bank                         (75)                 (75)
                                                                              --------------------------------

Net cash provided by financing activities                                          14,857               20,129
==============================================================================================================

Net increase in cash and cash equivalents                                          11,735                5,411

Cash and cash equivalents, beginning of period                                     12,352                8,130
                                                                              --------------------------------

Cash and cash equivalents, end of period                                      $    24,087         $     13,541
==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)
                     (In thousands, except for share data)

(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry
practices.   In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

     These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 2000 Annual Report to Shareholders and additional information supplied in the 2000 Form 10-KSB.

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

(2)  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2001, are shown in the table below. As of September 30, 2001, securities with amortized costs of $1,370 and fair values of $1,418 were pledged as collateral for public deposits.

                                                              Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
     Available-for-Sale:                         Costs        Gains       Losses    Values
     -------------------------------------------------------------------------------------
     U.S. Treasury securities
      and obligations of U.S.
       Government corporations
       and agencies                          $   5,469          204            -     5,673
     Obligations of states and
       political subdivisions                    6,683          233            -     6,916
     Mortgage-backed securities-
       Government                               10,865          154            -    11,019
     Corporate issues                            5,293          219          (10)    5,502
     Other securities                               50            -            -        50
     -------------------------------------------------------------------------------------

     Totals                                  $  28,360          810          (10)   29,160
     -------------------------------------------------------------------------------------

                                                              Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
     Held-to-Maturity:                           Costs        Gains       Losses    Values
     -------------------------------------------------------------------------------------
     U.S. Treasury securities
      and obligations of U.S.
       Government corporations
       and agencies                          $     675            6            -       681
     Obligations of states and
       political subdivisions                   12,787          489            -    13,276
     -------------------------------------------------------------------------------------

     Totals                                  $  13,462          495            -    13,957
     -------------------------------------------------------------------------------------

(4)  Allowance for Loan Losses

     Changes in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 are as follows:

                                          2001          2000
                                          ----          ----
     Balance at January 1,              $1,069         $  938

     Provision for loan losses             270            270

     Loans charged off                    (281)          (269)

     Recoveries                            102            114
                                        ------         ------

     Balance at September 30,           $1,160         $1,053
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:


                                         Net Income      Shares      Per Share
Three Months Ended September 30, 2001    (Numerator)  (Denominator)   Amount
---------------------------------------  -----------  -------------  ---------
Basic net income per share               $      339      1,450,513   $    0.23
                                                                     =========
Effect of dilutive stock options                  -          7,526
                                         ----------   ------------
Diluted net income per share             $      339      1,458,039   $    0.23
                                         ==========   ============   =========

Three Months Ended September 30, 2000
-------------------------------------

Basic net income per share               $      437      1,443,557   $    0.30
                                                                     =========
Effect of dilutive stock options                  -          3,797
                                         ----------   ------------

Diluted net income per share             $      437      1,447,354   $    0.30
                                         ==========   ============   =========

                                         Net Income      Shares       Per Share
Nine Months Ended September 30, 2001     (Numerator)  (Denominator)    Amount
------------------------------------     ----------   ------------   ---------
Basic net income per share               $    1,047      1,449,299   $    0.72
                                                                     =========
Effect of dilutive stock options                  -          7,928
                                         ----------   ------------

Diluted net income per share             $    1,047      1,457,227   $    0.72
                                         ==========   ============   =========

Nine Months Ended September 30, 2000
------------------------------------

Basic net income per share               $    1,292      1,441,595   $    0.90
                                                                     =========
Effect of dilutive stock options                  -          4,920
                                         ----------   ------------

Diluted net income per share             $    1,292      1,446,515   $    0.89
                                         ==========   ============   =========

(6)  Grant of Stock Options

     On July 10, 2001, the Board of Directors granted stock options to employees for a total of 11,500 shares under the Company's Incentive Stock Option Plan. The per share exercise price of $14.00 associated with these stock options was equal to the fair market value of the Company's common stock on the date of the grant.

(7)  Subsequent Declaration of Cash Dividend

     On October 19, 2001, the Board of Directors declared a quarterly cash dividend in the amount of $0.10 per common share payable to shareholders of record as of October 9, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollar Amounts in 000's)

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Pinnacle Bankshares Corporation and subsidiary (the "Company"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, and supplemental financial data.

OVERVIEW

     Total assets at September 30, 2001 were $196,490, up 9.32% from $179,736 at December 31, 2000. The principal components of the Company's assets at the end of the period were $42,622 in securities and $121,466 in net loans. During the nine month period, net loans increased 2.10% or $2,504. This increase was a result of the purchase of a $4,508 loan participation during the second quarter of 2001. The Company's lending activities are a principal source of income.

     Total liabilities at September 30, 2001 were $178,023, up from $162,436 at December 31, 2000, with an increase in deposits of $15,297 or 9.53%. Non-interest bearing demand deposits increased $129 or 0.90% and represented 8.26% of total deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at September 30, 2001 was $18,467 consisting of $13,113 in retained earnings and $529 of net unrealized gains on securities available-for-sale. At December 31, 2000, total shareholder's equity was $17,300.

     The Company had net income of $1,047 for the nine months ended September 30, 2001, compared with net income of $1,292 for the comparable period in 2000, a decrease of 18.96%. The Company had net income of $339 for the three months ended September 30, 2001, compared with net income of $437 for the comparable period in 2000, a decrease of 22.43%. The decrease in net income is the result of a lower net interest margin and higher overhead costs in 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

     Profitability as measured by the Company's return on average assets (ROA) was 0.74% for the nine months ended September 30, 2001, down from 1.09% for the same period of 2000. This decrease was due to a tightening of net interest margin. Another key indicator of performance, the return on average equity
(ROE) for the nine months ended September 30, 2001 was 7.72%, compared to 10.74% for the nine months ended September 30, 2000.

NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     The net interest margin decreased from 4.48% for the nine months ended September 30, 2000, to 3.71% for the nine months ended September 30, 2001. Net interest income was $4,687 for the nine months ended September 30, 2001 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

     Interest expense on deposits increased 25.66% for the nine months ended September 30, 2001 relative to the same period in 2000. Interest income on loans and securities increased 11.81% for the nine months ended September 30, 2001 relative to the same period in 2000. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, greatly contributed to the current year increases in interest expense and income. Interest and fees on loans was $8,026 for the nine month period ended September 30, 2001, up from $7,414 at September 30, 2000. The increase was due to the 4.08% increase in loans from September 30, 2000 to September 30, 2001.

NON-INTEREST INCOME

     Non-interest income increased $316 or 42.99% for the nine month period ended September 30, 2001 over the same period of 2000. Non-interest income increased $67, or 24.36% when comparing the three months ended September 30, 2001 to the same period of 2000. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees from other bank products. Fees from the sale of mortgage loans were another source of the increase. Fees from the sale of mortgage loans increased $98 for the nine months ended September 30, 2001 compared to the same period in 2000. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's non-interest income increase.

NON-INTEREST EXPENSE

     Non-interest expense increased $594 or 17.25%, for the nine month period ended September 30, 2001 over the same period of 2000. An increase of $141 or 11.60% is reflected when comparing the three month period ended September 30, 2001 to the same period of 2000. The increase in non-interest expense when comparing the two periods is attributed to the effect of overall growth of the Company on personnel expenses, fixed asset costs associated with bank premises additions and other operating expenses. The new Old Forest Road and Timberlake Plaza facilities, which were acquired in August 2000, also contributed to the current year's non-interest expense increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $270 was expensed in the first nine months of 2001 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,160 as of September 30, 2001, and represents approximately 0.95% of total loans outstanding. Management believes the allowance was adequate as of September 30, 2001. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $330 at September 30, 2001 and $142 December 31, 2000. There were no foreclosed properties as of September 30, 2001 nor as of December 31, 2000. Nonaccrual loans were $330 at September 30, 2001 and $142 December 31, 2000. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans as of September 30, 2001.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 30.24% as of September 30, 2001 as compared to 22.76% as of December 31, 2000. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

     The Company's financial position as of September 30, 2001 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $18,467 at the end of the third quarter of 2001 compared to $17,300 at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 2001, the Company's leverage ratio was 8.92% compared to 9.43% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 3%.

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

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000 for which financial statements are presented for comparative purposes. Management believes the adoption of SFAS No. 140 will not have significant effect on the

Company's consolidated financial statements.

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

     Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and the Office of Thrift Supervision (OTS)) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

     The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives would no longer be amortized, but rather be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of SFAS No. 142 on the financial position, results of operations and liquidity of the Company.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement.

     SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains many of the fundamental provisions of that Statement.

     SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

     As of November 9, 2001, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.


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


                                   PINNACLE BANKSHARES CORPORATION



NOVEMBER 9, 2001                   /s/ Robert H. Gilliam, Jr.
----------------------             ---------------------------------------
Date                               Robert H. Gilliam, Jr., President and
                                   Chief Executive Officer



NOVEMBER 9, 2001                   /s/ Bryan M. Lemley
----------------------             ---------------------------------------
Date                               Bryan M. Lemley, Secretary,
                                   Treasurer and Chief Financial Officer