Form 10KSB40
period 2001-12-31
PINNACLE BANKSHARES CORP
filed 2002-03-27
CIK 1031233

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

         [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-23909

                         PINNACLE BANKSHARES CORPORATION
                 (Name of small business issuer in its charter)

          VIRGINIA                                      54-1832714
--------------------------                          -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)


            P.O. Box 29
       Altavista, Virginia 24517                        24517-0029
-------------------------------------------             ----------
   (Address of principal executive offices)              (ZIP CODE)

Issuer's telephone number (434) 369-3000
                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $3.00
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The issuer's revenues for the fiscal year ended December 31, 2001:
$14,995,000
-----------

         The aggregate market value of the issuer's Common Stock held by
nonaffiliates as of February 8, 2002:   $19,618,240.50
                                      ----------------

The number of shares outstanding of the issuer's Common Stock as of March 11, 2002: 1,453,203 Shares
      ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Annual Report to Shareholders is incorporated by reference in Part II of this report, which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on April 9, 2002 are incorporated by reference in Part III of this report.

Transitional small business disclosure format: Yes    No x .
                                                  ___   ---

                         PINNACLE BANKSHARES CORPORATION
                         2001 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                                     PART I
Item 1.  Description of Business                                                   3
               General Development of Business
               Competition
               Regulation and Supervision
               Employees
Item 2.  Description of Property                                                   7
Item 3.  Legal Proceedings                                                         8
Item 4.  Submission of Matters to a Vote of Security Holders                       8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters                  8
Item 6.  Management's Discussion and Analysis or Plan of Operation                 8
Item 7.  Financial Statements                                                      8
Item 8.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                            8

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                                                       8
Item 10. Executive Compensation                                                    9
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                            9
Item 12. Certain Relationships and Related Transactions                            9
Item 13. Exhibits and Reports on Form 8-K                                          9

SIGNATURES                                                                         10

                                     PART I

Item 1.  Description of Business.
-------  ------------------------

General Development of Business

     Pinnacle Bankshares Corporation, a Virginia corporation (the "Company"), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Altavista, Virginia. The Company conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the "Bank"). The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish. The Company's administrative offices are located at 622 Broad Street, Altavista, Virginia.

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

     The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, southeastern Bedford County, and the city of Lynchburg from facilities located in the town of Altavista and the city of Lynchburg, Virginia. In October 1998, the Company opened a mortgage loan production office in Forest, Virginia. In addition, in June 1999 the Company opened The Airport facility, located just outside the Lynchburg city limits. In August 2000, the Company opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. The Company opened these offices to better serve the Lynchburg and northern Campbell County areas.

     The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned.

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

     Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, over a more diverse geographic area. Although major banks have these competitive advantages over small independent banks, the Bank has actively tried to turn the loss of local independent banks to its competitive advantage by soliciting customers who prefer the personal service offered by a small independent bank.

     The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company's financial condition. The Company believes that its prompt response to lending requests is a key factor to the Company's competitive position in its primary service area. In addition, the accessibility of senior management to customers and local decision-making also distinguish the Company from other area financial institutions.

     In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and offering specialized services to customers. The Company's promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

Regulation and Supervision

         Set forth below is a brief description of the material laws and regulations that affect the Company. The description of these statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

         General. The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC").

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Federal Reserve Bank of Richmond (the "FRB"). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB's approval is also required for the merger or consolidation of bank holding companies.

         The Company is required to file periodic reports with the FRB and provide any additional information as the FRB may require. The FRB also has the authority to examine the Company and the Bank, as well as any arrangements between the Company and the Bank, with the cost of any such examinations to be borne by the Company.

         Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

         A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

         As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). Each depositor's account with the Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each depositor. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

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

     Governmental Policies and Legislation. Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control. Accordingly, the Company's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

     Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on and off balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

     The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 capital.

     The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the "Leverage Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2001, the Company and Bank both met all applicable capital requirements imposed by regulation.

     Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

     a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (I) having a Risk-based Capital Ratio of 10% or greater, (II) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (III) having a Leverage Ratio of 5% or greater and (IV) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

     b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (I) having a Risk-based Capital Ratio of 8% or greater, (II) having a Tier 1 Risk-based Capital Ratio of 4% or greater and
(III) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

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

     d. Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (I) having a Risk-based Capital Ratio of less than 6% or (II) having a Tier 1 Risk-based Capital Ratio of less than 3% or
(III) having a Leverage Ratio of less than 3%.

     e. Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

     An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate Federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

     As of December 31, 2001, both the Company and the Bank were considered "well capitalized."

     Deposit Insurance Assessments. FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC

     The FDIC has promulgated implementing regulations that base an institution's risk category partly upon whether the institution is well capitalized ("1"), adequately capitalized ("2") or less than adequately capitalized ("3"), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three "supervisory subgroups." Subgroup "A" institutions are financially sound institutions with few minor weaknesses, subgroup "B" institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup "C" institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Company is categorized as a well-capitalized institution.

Employees

     As of December 31, 2001, the Company had 77 full-time employees. The Company's Management believes that its employee relations are good.

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

     All of these properties are in good operating condition and are adequate for the Company's present and anticipated future needs. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3.  Legal Proceedings.
-------  ------------------

     Neither the Company nor any of its properties is involved in any pending legal proceedings, nor are any such proceedings threatened, other than nonmaterial proceedings arising in the ordinary course of the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------

     The information contained on page 53 of the 2001 Annual Report to Shareholders, under the caption, "Market for Common Equity and Related Stockholder Matters", is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 21 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Allowance for Loan Losses" on page 14 and "Loans and Allowance for Loan Losses" on page 28 of the 2001 Annual Report to Shareholders.

Item 7.  Financial Statements.
-------  ---------------------

     The consolidated financial statements of the Company and its subsidiary and independent auditors' report thereon, contained on pages 22 through 50 of the 2001 Annual Report to Shareholders, are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                    PART III

     Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders ("Proxy Statement") mailed to Shareholders on or about March 11, 2002.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

     In response to this item, the Company hereby incorporates by reference the section entitled "Election of Directors," at pages 3 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2002. The Company hereby incorporates by reference the section entitled
"Officers-Pinnacle Bankshares Corporation," on page 51 of the 2001 Annual Report to Shareholders. The Company hereby incorporates by reference the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the Proxy Statement.

Item 10.   Executive Compensation.
--------   -----------------------

        Information on Executive Compensation is contained on pages 6 through 9 of the Proxy Statement and is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

        Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

        Information on Certain Relationships and Related Transactions is contained on pages 5 and 6 of the Proxy Statement and is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K
--------   --------------------------------

      (a)  Exhibits Index

Exhibit Number                              Description
--------------                              -----------

   3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant's amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

   3.2 Bylaws (incorporated by reference to Exhibit 3.2 to registrant's registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

   13                      2001 Annual Report to Shareholders

   21                      Subsidiaries

   23                      Consent of KPMG LLP


      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PINNACLE BANKSHARES CORPORATION


MARCH 12, 2002                   /s/ Robert H. Gilliam, Jr.
--------------------            ------------------------------------
Date                            Robert H. Gilliam Jr., President and
                                Chief Executive Officer


MARCH 12, 2002                   /s/ Bryan M. Lemley
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

Signature                        Title                             Date
---------                        -----                             ----

/s/A. Willard Arthur       Director                           March 12, 2002
--------------------------
A. Willard Arthur

/s/Alvah P. Bohannon, III  Director                           March 12, 2002
--------------------------
Alvah P. Bohannon, III

/s/James E. Burton, IV     Director                           March 12, 2002
--------------------------
James E. Burton, IV

/s/John P. Erb             Director                           March 12, 2002
--------------------------
John P. Erb

/s/Robert H. Gilliam, Jr.  President, Chief Executive         March 12, 2002
-------------------------- Officer and Director
Robert H. Gilliam, Jr.

/s/R.B. Hancock, Jr.       Director                           March 12, 2002
--------------------------
R.B. Hancock, Jr.

/s/James P. Kent, Jr.      Director                           March 12, 2002
--------------------------
James P. Kent, Jr.

/s/Warren G. Lowder        Director                           March 12, 2002
------------------------
Warren G. Lowder

/s/Percy O. Moore          Director                           March 12, 2002
--------------------------
Percy O. Moore

/s/Herman P. Rogers, Jr.   Director                           March 12, 2002
--------------------------
Herman P. Rogers, Jr.

/s/Carroll E. Shelton      Vice President and Director        March 12, 2002
--------------------------
Carroll E. Shelton

/s/John L. Waller          Director                           March 12, 2002
--------------------------
John L. Waller