Form 10QSB
period 2002-03-31
PINNACLE BANKSHARES CORP
filed 2002-05-13
CIK 1031233

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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


                                 (434) 369-3000
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                                                  No
             ---------                                                 --------

At April 10, 2002, 1,453,203 shares of Pinnacle Bankshares Corporation's common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes    No X .
                                                  ---   ---

                         PINNACLE BANKSHARES CORPORATION
                                   FORM 10-QSB
                                 March 31, 2002

                                      INDEX

Part I.   FINANCIAL INFORMATION


    Item 1.  Financial Statements                                    Page Number
                                                                     -----------

             Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                       3

             Consolidated Statements of Income and
              Comprehensive Income for the three month periods
              ended March 31, 2002 and 2001                               4

             Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 2002 and 2001                 5

             Notes to Consolidated Financial Statements                   6-9

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                10-14


Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       15

         Item 6.  Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                                16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                        (Amounts in thousands of dollars)

--------------------------------------------------------------------------------


Assets                                                                           March 31, 2002           December 31, 2001
                                                                                  (Unaudited)                 (Audited)
                                                                                 ------------------------------------------
Cash and cash equivalents:  (note 2)
                 Cash and due from banks                                              $  3,622                   $  5,089
                 Federal funds sold                                                     17,662                     19,094
                                                                                 ------------------------------------------
Total cash and cash equivalents                                                         21,284                     24,183

Securities  (note 3):
                 Available-for-sale, at fair value                                      33,594                     32,311
                 Held-to-maturity, at amortized cost                                    12,281                     12,759
Federal Reserve Bank stock, at cost                                                         75                         75
Federal Home Loan Bank Stock, at cost                                                      565                        440
Loans, net (note 4)                                                                    124,804                    122,502
Bank premises and equipment, net                                                         4,128                      4,190
Accrued income receivable                                                                1,102                      1,137
Other assets                                                                             2,270                      2,369
                                                                                 ------------------------------------------
Total assets                                                                           200,103                    199,966
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Liabilities:
                 Deposits:
                      Demand                                                          $ 14,658                   $ 14,562
                      Savings and NOW accounts                                          60,924                     59,272
                      Time                                                             104,329                    106,007
                                                                                 ------------------------------------------
                 Total deposits                                                        179,911                    179,841
                                                                                 ------------------------------------------
                 Note payable to Federal Home Loan Bank                                    575                        600
                 Accrued interest payable                                                  630                        696
                 Other liabilities                                                         383                        369
                                                                                 ------------------------------------------
Total liabilities                                                                      181,499                    181,506
                                                                                 ------------------------------------------
Stockholders' equity:
                 Common stock, $3 par value. Authorized 3,000,000 shares,
                      issued and outstanding 1,453,203 shares in 2002 and
                      1,450,966 shares in 2001                                           4,360                      4,353
                 Capital surplus                                                           503                        479
                 Retained earnings                                                      13,636                     13,385
                 Accumulated other comprehensive income                                    105                        243
                                                                                 ------------------------------------------
Total stockholders' equity                                                              18,604                     18,460
                                                                                 ------------------------------------------
Total liabilities and stockholders'  equity                                           $200,103                   $199,966
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

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)
         (Amounts in thousands of dollars, except for per share amounts)

--------------------------------------------------------------------------------


                                                                                 Three Months               Three Months
                                                                                    Ended                      Ended
                                                                                March 31, 2002             March 31, 2001
                                                                              -------------------------------------------
Interest Income:
                 Interest and fees on loans                                            $2,361                     $2,672
                 Interest on securities:
                                 U.S. Treasury                                             16                         32
                                 U.S. Government agencies                                 272                        228
                                 Corporate                                                100                         57
                                 States and political subdivisions (taxable)              114                         93
                                 States and political subdivisions (tax exempt)           137                        154
                                 Other                                                      7                          8
                 Interest on federal funds sold                                            73                        160
                                                                              -------------------------------------------
Total interest income                                                                   3,080                      3,404
                                                                              -------------------------------------------
Interest expense:
                 Interest on deposits:
                                 Savings and NOW accounts                                 171                        421
                                 Time - other                                             976                      1,186
                                 Time - $100,000 and over                                 242                        244
                 Other interest expense                                                     9                         12
                                                                              -------------------------------------------
Total interest expense                                                                  1,398                      1,863
                                                                              -------------------------------------------
Net interest income                                                                     1,682                      1,541

Provision for loan losses                                                                 105                         90
                                                                              -------------------------------------------
Net interest income after provision for loan losses                                     1,577                      1,451

Noninterest income:
                 Service charges on deposit accounts                                      150                        148
                 Net realized gain on calls and sales of securities                         3                          -
                 Fees on sales of mortgage loans                                          102                         74
                 Commissions and fees                                                      69                         98
                 Other operating income                                                    98                         69
                                                                              -------------------------------------------
Total noninterest income                                                                  422                        389
                                                                              -------------------------------------------
Noninterest expense:
                 Salaries and employee benefits                                           847                        746
                 Occupancy expense                                                         80                         71
                 Furniture and Equipment                                                  131                        122
                 Office supplies and printing                                              38                         39
                 Other operating expenses                                                 359                        370
                                                                              -------------------------------------------
Total noninterest expense                                                               1,455                      1,348
                                                                              -------------------------------------------
Income before income tax expense                                                          544                        492

Income tax expense                                                                        146                        132
                                                                              -------------------------------------------
Net income                                                                                398                        360
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of income tax effect:

    Net unrealized gains (losses) on securities available for sale                      ($138)                       226
                                                                              -------------------------------------------
Comprehensive income                                                                     $260                       $586
-------------------------------------------------------------------------------------------------------------------------
Net income per share (note 5):

Basic                                                                                   $0.27                      $0.25
Diluted                                                                                 $0.27                      $0.25
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                                          Three Months                 Three Months
                                                                                             Ended                        Ended
                                                                                         March 31, 2002               March 31, 2001
                                                                                         -------------------------------------------
Cash flows from operating activities:
          Net income                                                                                $398                       $360

          Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation of bank premises and equipment                                          99                         98
                 Amortization of intangible assets                                                    18                         13
                 Amortization of unearned fees, net                                                  (22)                       (29)
                 Net amortization of premiums and
                         discounts on securities                                                      23                          3
                 Provision for loan losses                                                           105                         90
                 Provision for deferred income taxes                                                  (2)                         -
                 Net realized gain on calls and sales of securities                                   (3)                         -
                 Net decrease in:
                         Accrued income receivable                                                    35                        249
                         Other assets                                                                175                        215
                 Net increase (decrease) in:
                         Accrued interest payable                                                    (66)                       125
                         Other liabilities                                                            14                         34
                                                                                  --------------------------------------------------
Net cash provided by operating activities                                                            774                      1,158
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Purchases of available-for-sale securities                                              (3,034)                    (2,840)
          Proceeds from maturities and calls of held-to-maturity securities                          471                      1,100
          Proceeds from paydowns and maturities of held-to-maturity
                     mortgage-backed securities                                                        1                          1
          Proceeds from  maturities and calls of available-for-sale
                    securities                                                                       500                      5,500
          Proceeds from paydowns and maturities of available-for-sale
                     mortgage-backed securities                                                    1,029                        111
          Purchase of Federal Home Loan Bank stock                                                  (125)                       (12)
          Collections of loan participations                                                         623                        328
          Net (increase) decrease in loans                                                        (3,070)                       418
          Recoveries on loans charged off                                                             40                         44
          Purchases of bank premises and equipment                                                   (37)                      (151)
                                                                                  --------------------------------------------------
Net cash provided by (used in) investing activities                                               (3,602)                     4,499
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activites:
          Net increase (decrease) in demand, savings and NOW deposits                              1,748                       (109)
          Net  increase (decrease) in time deposits                                               (1,678)                     5,701
          Repayments of note payable to Federal Home Loan Bank                                       (25)                       (25)
          Proceeds from issuance of common stock                                                      31                         38
          Cash dividends paid                                                                       (147)                      (144)
                                                                                  --------------------------------------------------
Net cash provided by (used in) financing activities                                                  (71)                     5,461
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              (2,899)                    11,118

Cash and cash equivalents, beginning of period                                                    24,183                     12,352
                                                                                  --------------------------------------------------
Cash and cash equivalents, end of period                                                         $21,284                    $23,470
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                            March 31, 2002(Unaudited)
                 (In thousands, except share and per share data)

(1)  General

     The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation ("Bankshares") and its wholly-owned subsidiary, The First National Bank of Altavista (the "Bank"),(collectively the "Company"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2002, the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

     These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation's 2001 Annual Report to Shareholders and additional information supplied in the 2001 Form 10-KSB.

     The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

(2)  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2002, are shown in the table below. As of March 31, 2002, securities with amortized costs of $2,491 and fair values of $2,549 were pledged as collateral for public deposits.


                                                  Gross      Gross
                                   Amortized Unrealized Unrealized       Fair
    Available-for-Sale:                Costs      Gains     Losses     Values
    -------------------------------------------------------------------------

     U.S. Treasury securities
       and obligations of U.S.
       Government corporations
       and agencies                  $ 6,481        135        (12)     6,604
     Obligations of states and
       political subdivisions          7,228        125        (35)     7,318
     Mortgage-backed securities-
       Government                     13,094         39       (134)    12,999
     Corporate Issues                  6,581        110        (68)     6,623
     Other securities                     50          -          -         50
    -------------------------------------------------------------------------

     Totals                          $33,434        409       (249)    33,594
    -------------------------------------------------------------------------
                                                  Gross      Gross
                                   Amortized Unrealized Unrealized       Fair
    Held-to-Maturity:                  Costs      Gains     Losses     Values
    -------------------------------------------------------------------------
     U.S. Treasury securities
       and obligations of U.S.
       Government corporations
       and agencies                  $    56          2          -         58
     Obligations of states and
       political subdivisions         12,225        295        (12)    12,508
    -------------------------------------------------------------------------

       Totals                        $12,281        297        (12)    12,566
    -------------------------------------------------------------------------

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 are as follows:

                                                      2002           2001
                                                      ----           ----
     Balance at January 1,                          $ 1,176        $ 1,069

     Provision for loan losses                          105             90

     Loans charged off                                 (157)           (80)

     Recoveries                                          40             44
                                                    -------        -------
     Balance at March 31,                           $ 1,164        $ 1,123
                                                    =======        =======

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

                                       Net Income      Shares      Per Share
Three Months Ended March 31, 2002      (Numerator)  (Denominator)    Amount
---------------------------------      -----------  -------------  ----------

Basic net income per share              $     398     1,452,432     $   0.27
                                                                    ========
Effect of dilutive stock options                -         6,793
                                        ---------     ---------

Diluted net income per share            $     398     1,459,225     $   0.27
                                        =========     =========     ========

Three Months Ended March 31, 2001
---------------------------------

Basic net income per share              $     360     1,447,442     $   0.25
                                                                    ========

Effect of dilutive stock options                -         6,876
                                        ---------     ---------

Diluted net income per share            $     360     1,454,318     $   0.25
                                        =========     =========     ========

(6)  Subsequent Declaration of Cash Dividend

     On April 9, 2002 the Board of Directors declared a quarterly cash dividend in the amount of $0.10 per common share payable to shareholders of record as of April 9, 2002.

(7)  New Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines under SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and some intangible assets will not decrease in the same manner under previous standards which could lead to more volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. SFAS No. 142 does not change however, the accounting prescribed in SFAS No. 72 Accounting for Certain Acquisitions of Banking or Thrift Institutions (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72,

Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof), whether `troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." As a result, the Company continued to amortize its intangible assets related to branch acquisitions as they meet the requirements of SFAS No. 72. Therefore, the adoption of SFAS No. 142, as of January 1, 2002, did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

     SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that neither has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144, as of January 1, 2002, did not have any effect on the financial position, results of operations or liquidity of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amounts in 000's)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB. In addition to the historical information contained herein, this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will" or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

     Pinnacle Bankshares Corporation, a Virginia corporation ("Bankshares"), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bankshares is headquartered in Altavista, Virginia. Bankshares conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the "Bank"). Bankshares exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish.

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and subsidiary (collectively the "Company"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

         Total assets at March 31, 2002 were $200,103 up slightly from $199,966 at December 31, 2001. The principal components of the

Company's assets at the end of the period were $45,875 in securities and $124,804 in net loans. During the three month period ended March 31, 2002, net loans increased 1.88% or $2,302 from $122,502 at December 31, 2001. The Company's lending activities are a principal source of its income. Also during the three month period, securities increased 1.79% or $805 from December 31, 2001.

     Total liabilities at March 31, 2002 were $181,499, down from $181,506 at December 31, 2001, primarily as a result of a decrease in accrued interest payable from December 31, 2001 of $66 or 9.48%. This decrease was offset by an increase in total deposits of $70. The Company's deposits are provided by individuals and businesses located within the communities served.

     Total stockholders' equity at March 31, 2002 was $18,604 including $13,636 in retained earnings and $105 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2001, total stockholders' equity was $18,460.

     The Company had net income of $398 for the three months ended March 31, 2002, compared with net income of $360 for the comparable period in 2001, an increase of 10.56%. This increase in net income was primarily due to the increase in loan production, and an increase of the net interest margin as a result of the overall lower interest rate environment in the first quarter of 2002. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     Profitability as measured by the Company's return on average assets (ROA) was 0.80% for the three months ended March 31, 2002, up from 0.79% for the same period of 2001. Another key indicator of performance, the return on average equity (ROE) for the three months ended March 31, 2002 was 8.59%, compared to 8.89% for the three months ended March 31, 2001.

NET INTEREST INCOME

     Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

     Net interest income was $1,682 for the three months ended March 31, 2002 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin decreased to 3.76% for the three months ended

March 31, 2002, from 3.92% for the three months ended March 31, 2001. The decrease was caused by a higher cost paid for deposits in addition to lower yields on loans.

     Interest expense on deposits decreased 24.96% in the first quarter of 2002 over the first quarter of 2001 due to the impact of repricing of deposit liabilities during 2001 and the first quarter of 2002. Interest income on loans and securities decreased 9.52% in the first quarter of 2002 over the first quarter of 2001 due to the overall lower interest rate environment during 2001 and the first quarter of 2002. Interest and fees on loans was $2,361 for the three month period ended March 31, 2002, down from $2,672 at March 31, 2001.

NON-INTEREST INCOME

     Non-interest income increased $33 or 8.48% for the three month period ended March 31, 2002 over the same period of 2001. The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The increase from 2001 was primarily due to a 37.84% increase in fees on sales of mortgage loans as a result of increased loan production during the first quarter of 2002 compared to the first quarter of 2001.

NON-INTEREST EXPENSE

     Non-interest expense increased $107 or 7.94%, for the three month period ended March 31, 2002 over the same period of 2001. The increase in non-interest expense when comparing the two periods is primarily attributable to the growth of the Company's personnel expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     A provision for loan losses of $105 was expensed in the first three months of 2002 in recognition of management's estimate of risks inherent with lending activities. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,164 as of March 31, 2002, and represents approximately 0.92% of total loans outstanding.

Management believes the allowance was adequate as of March 31, 2002 to provide for loan losses inherent in the Company's loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed necessary.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $269 at March 31, 2002 and $302 at December 31, 2001. There were no foreclosed properties as of March 31, 2002, nor as of December 31, 2001. Nonaccrual loans were $269 at March 31, 2002 and $302 at December 31, 2001. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at March 31, 2002.

LIQUIDITY

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company's liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company's ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and to meet customers' credit needs. The Company's ratio of liquid assets to deposits and short-term borrowings was 28.06% as of March 31, 2002 as compared to 31.41% as of December 31, 2001. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

     The Company's financial position at March 31, 2002 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     Stockholders' equity reached $18,604 at the end of the first quarter of 2002 compared to $18,460 at December 31, 2001. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2002, the Company's leverage ratio was 8.94% compared to 8.86% at December 31, 2001. Each of these exceeds the required minimum leverage ratio of 4%.


CRITICAL ACCOUNTING POLICIES

     Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Allowance and Provision for Loan Losses" on page 13 herein and "Loans and Allowance for Loan Losses" on page 28 of the Company's 2001 Annual Report to Shareholders.


NEW ACCOUNTING STANDARDS


     As of March 31, 2002, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

                 No reports on Form 8-K were filed during the first quarter ended March 31, 2002.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PINNACLE BANKSHARES CORPORATION



MAY 8, 2002                               /s/ Robert H. Gilliam, Jr.
-----------------                         --------------------------
Date                                      Robert H. Gilliam, Jr., President and
                                          Chief Executive Officer



MAY 8, 2002                               /s/ Bryan M. Lemley
-----------------                         -------------------
Date                                      Bryan M. Lemley, Secretary,
                                          Treasurer and Chief Financial Officer