Form 10QSB
period 2002-06-30
PINNACLE BANKSHARES CORP
filed 2002-08-14
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30,  2002

Commission File Number:   000-23909

PINNACLE BANKSHARES CORPORATION
(Exact name of small business issuer as specified in its charter)

VIRGINIA	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
P.O. Box 29
Altavista, Virginia 24517
(Address of principal executive offices)

(434) 369-3000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

At July 10, 2002, 1,453,203 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format: Yes  ☐  No  ☒

PINNACLE BANKSHARES CORPORATION
FORM 10-QSB
June 30, 2002

INDEX

Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	Page Number

	Consolidated Balance Sheets as of June 30, 2002
	and December 31, 2001	3

	Consolidated Statements of Income and
	Comprehensive Income for the three month periods
	ended June 30, 2002 and 2001	4

	Consolidated Statements of Income and
	Comprehensive Income for the six month periods
	ended June 30, 2002 and 2001	5

	Consolidated Statement of Changes
	in Stockholders’ Equity for the six month
	period ended June 30, 2002	6

	Consolidated Statements of Cash Flows for the six
	month periods ended June 30, 2002 and 2001	7

	Notes to Consolidated Financial Statements	8-12

	Item 2. Management’s Discussion and Analysis of
	Financial Condition and Results of	13-18
	Operations

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	19

	Item 4. Submission of Matters to a Vote of
	Security Holders	19

.	Item 6. Exhibits and Reports on Form 8-K	19-20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

Assets	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)

Cash and cash equivalents (note 2):
Cash and due from banks	$5,113	$5,089
Federal funds sold	11,295	19,094

Total cash and cash equivalents	16,408	24,183

Securities (note 3):
Available-for-sale, at fair value	35,292	32,311
Held-to-maturity, at amortized cost	11,397	12,759
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank Stock, at cost	565	440
Loans, net (note 4)	130,505	122,502
Bank premises and equipment, net	4,063	4,190
Accrued income receivable	1,104	1,137
Other assets	1,999	2,369

Total assets	$201,408	$199,966

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$18,574	$14,562
Savings and NOW accounts	59,601	59,272
Time	102,261	106,007

Total deposits	180,436	179,841

Note payable to Federal Home Loan Bank	550	600
Accrued interest payable	508	696
Other liabilities	510	369

Total liabilities	182,004	181,506

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,453,203 shares in 2002 and 1,450,966 shares in 2001	4,360	4,353
Capital surplus	503	479
Retained earnings	14,009	13,385
Accumulated other comprehensive income	532	243

Total stockholders’ equity	19,404	18,460

Total liabilities and stockholders’ equity	$201,408	$199,966

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001

Interest income:
Interest and fees on loans	$2,384	$2,604
Interest on securities:
U.S. Treasury	16	15
U.S. Government agencies	272	204
Corporate	109	63
States and political subdivisions (taxable)	113	155
States and political subdivisions (tax exempt)	140	96
Other	9	10
Interest on federal funds sold	51	248

Total interest income	3,094	3,395

Interest expense:
Interest on deposits:
Savings and NOW accounts	171	392
Time - other	843	1,179
Time - $100,000 and over	211	323
Other interest expense	9	9

Total interest expense	1,234	1,903

Net interest income	1,860	1,492

Provision for loan losses	105	90

Net interest income after provision for loan losses	1,755	1,402

Noninterest income:
Service charges on deposit accounts	163	167
Net realized gain on calls and sales of securities	—	3
Fees on sales of mortage loans	101	82
Commissions and fees	67	80
Other operating income	103	75

Total noninterest income	434	407

Noninterest expense:
Salaries and employee benefits	819	733
Occupancy expense	73	72
Furniture and equipment	131	132
Office supplies and printing	36	43
Other operating expenses	424	354

Total noninterest expense	1,483	1,334

Income before income tax expense	706	475

Income tax expense	189	127

Net income	$517	$348

Other comprehensive income (loss), net of income tax effect:
Net unrealized gains (losses) on securities available for sale	427	(20)

Comprehensive income	$944	$328

Net income per share (note 5):
Basic	$0.36	$0.24
Diluted	$0.35	$0.24

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Interest income:
Interest and fees on loans	$4,745	$5,276
Interest on securities:
U.S. Treasury	32	47
U.S. Government agencies	544	432
Corporate	209	120
States and political subdivisions (taxable)	227	309
States and political subdivisions (tax exempt)	277	189
Other	16	18
Interest on federal funds sold	124	408

Total interest income	6,174	6,799

Interest expense:
Interest on deposits:
Savings and NOW accounts	342	813
Time - other	1,819	2,365
Time - $100,000 and over	453	567
Other interest expense	18	21

Total interest expense	2,632	3,766

Net interest income	3,542	3,033

Provision for loan losses	210	180

Net interest income after provision for loan losses	3,332	2,853

Noninterest income:
Service charges on deposit accounts	313	315
Net realized gain on calls and sales of securities	3	3
Fees on sales of mortgage loans	203	156
Commissions and fees	136	178
Other operating income	201	144

Total noninterest income	856	796

Noninterest expense:
Salaries and employee benefits	1,666	1,479
Occupancy expense	153	143
Furniture and equipment	262	254
Office supplies and printing	74	82
Other operating expenses	783	724

Total noninterest expense	2,938	2,682

Income before income tax expense	1,250	967

Income tax expense	335	259

Net income	$915	$708

Other comprehensive income (loss), net of income tax effect:
Net unrealized gains (losses) on securities available for sale	289	206

Comprehensive income	$1,204	$914

Net income per share (note 5):
Basic	$0.63	$0.49
Diluted	$0.63	$0.49

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2002
(Unaudited)
(In thousands, except share and per share data)

					Accumulated Other Comprehensive Income	Total
	Common Stock
			Capital Surplus	Retained Earnings
	Shares	Par Value

Balances, December 31, 2001	1,450,966	$4,353	479	13,385	243	18,460
Net income	—	—	—	915	—	915
Cash dividends declared by Bankshares
($0.20 per share)	—	—	—	(291)	—	(291)
Issuance of common stock	2,237	7	24	—	—	31
Change in net unrealized gains on available-
for-sale securities, net of deferred income tax expense of $149	—	—	—	—	289	289

Balances, June 30, 2002	1,453,203	$4,360	503	14,009	532	19,404

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Cash flows from operating activities:
Net income	$915	$708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	198	197
Amortization of intangible assets	37	26
Amortization of unearned fees, net	(29)	(70)
Net amortization of premiums and discounts on securities	40	7
Provision for loan losses	210	180
Net realized gain on calls and sales of securities	(3)	(3)
Net decrease in:
Accrued income receivable	33	183
Other assets	235	279
Net increase (decrease) in:
Accrued interest payable	(188)	26
Other liabilities	141	90

Net cash provided by operating activities	1,589	1,623

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,291)	(9,722)
Proceeds from maturities and calls of held-to-maturity securities	1,350	1,100
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	1	1
Proceeds from maturities and calls of available-for-sale securities	790	9,092
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	1,932	381
Purchase of Federal Home Loan Bank stock	(125)	(12)
Purchase of loan participations	—	(4,508)
Collections on loan participations	1,103	—
Net increase in loans made to customers	(9,397)	(105)
Recoveries on loans charged off	58	72
Purchases of bank premises and equipment	(71)	(177)
Proceeds from sale of foreclosed properties, net	—	23

Net cash used in investing activities	(9,650)	(3,855)

Cash flows from financing activites:
Net increase in demand, savings and NOW deposits	4,342	2,561
Net increase (decrease) in time deposits	(3,746)	8,855
Repayments of note payable to Federal Home Loan Bank	(50)	(25)
Proceeds from issuance of common stock	31	70
Cash dividends paid	(291)	(290)

Net cash provided by financing activities	286	11,171

Net increase (decrease) in cash and cash equivalents	(7,775)	8,939
Cash and cash equivalents, beginning of period	24,183	12,352

Cash and cash equivalents, end of period	$16,408	$21,291

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 2002 (Unaudited)
(In thousands, except share and per share data)

(1)	General

            The accompanying unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”).  All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices.   In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001.

            These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2001 Annual Report to Shareholders and additional information supplied in the Company’s 2001 Report on Form 10-KSB.

            The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

(2)	Cash and Cash Equivalents

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

            The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2002, are shown in the table below.  As of June 30, 2002, securities with amortized costs of $2,489 and fair values of $2,601 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,984	161	—	7,145
Obligations of states and political subdivisions	7,690	238	—	7,928
Mortgage-backed securities-Government	12,678	235	(2)	12,911
Corporate issues	7,083	209	(34)	7,258
Other securities	50	—	—	50

Totals	$34,485	843	(36)	35,292

Held-to-Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$56	3	—	59
Obligations of states and political subdivisions	11,341	538	—	11,879

Totals	$11,397	541	—	11,938

(4)	Allowance for Loan Losses

            Changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 are as follows:

	2002	2001

Balance at January 1,	$1,176	$1,069
Provision for loan losses	210	180
Loans charged off	(236)	(161)
Recoveries	58	72

Balance at June 30,	$1,208	$1,160

(5)	Net Income Per Share

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

            The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income	Shares	Per Share
Three Months Ended June 30, 2002	(Numerator)	(Denominator)	Amount

Basic net income per share	$517	1,453,203	$0.36

Effect of dilutive stock options	—	8,384

Diluted net income per share	$517	1,461,587	$0.35

Three Months Ended June 30, 2001

Basic net income per share	$348	1,449,909	$0.24

Effect of dilutive stock options	—	6,724

Diluted net income per share	$348	1,456,633	$0.24

	Net Income	Shares	Per Share
Six Months Ended June 30, 2002	(Numerator)	(Denominator)	Amount

Basic net income per share	$915	1,452,820	$0.63

Effect of dilutive stock options	—	7,444

Diluted net income per share	$915	1,460,264	$0.63

Six Months Ended June 30, 2001

Basic net income per share	$708	1,448,682	$0.49

Effect of dilutive stock options	—	6,948

Diluted net income per share	$708	1,455,630	$0.49

(6)	Subsequent Declaration of Cash Dividend

            On July 9, 2002 the Board of Directors declared a quarterly cash dividend in the amount of $0.10 per common share payable to shareholders of record as of July 9, 2002.

(7)	Recent Accounting Standards

            In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations.  The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001.  SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated.  Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines under SFAS No. 142.  The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001.  Goodwill and some intangible assets will not decrease in the same manner under previous standards which could lead to more volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts.  SFAS No. 142 does not change however, the accounting prescribed in SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (paragraphs 4-7).  The FASB affirmed in an Action Alert “that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof), whether ‘troubled’ or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired.”  As a result, the Company continued to amortize its intangible assets related to branch acquisitions as they meet the requirements of SFAS No. 72.  Therefore, the adoption of SFAS No. 142, as of January 1, 2002, did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

            SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations–Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that neither has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

            SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The provisions of SFAS No. 144 generally are to be applied prospectively.  The adoption of SFAS No. 144, as of January 1, 2002, did not have any effect on the financial position, results of operations or liquidity of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.  In addition to the historical information contained herein, this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions.  Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory policies, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

            Pinnacle Bankshares Corporation, a Virginia corporation (“Bankshares”), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bankshares is headquartered in Altavista, Virginia.  Bankshares conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the “Bank”). Bankshares exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish.

            The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and its subsidiary (collectively the “Company”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

OVERVIEW

            Total assets at June 30, 2002 were $201,408, up slightly from $199,966 at December 31, 2001.  The principal components of the Company’s assets at the end of the period were $46,689 in securities and $130,505 in net loans. During the six month period ended June 30, 2002, net loans increased 6.53% or $8,003 from $122,502 at December 31, 2001.  The Company’s lending activities are a principal source of its income. Also during the six month period, securities increased 3.59% or $1,619 from December 31, 2001.

            Total liabilities at June 30, 2002 were $182,004, up slightly from $181,506 at December 31, 2001, primarily as a result of an increase in total deposits of $595 or 0.33%. The Company’s deposits are provided by individuals and businesses located within the communities served.

            Total stockholders’ equity at June 30, 2002 was $19,404 including $14,009 in retained earnings and $532 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2001, total stockholders’ equity was $18,460.

            The Company had net income of $915 for the six months ended June 31, 2002, compared with net income of $708 for the comparable period in 2001, an increase of 29.24%.  The Company had net income of $517 for the three months ended June 20, 2002, compared with net income of $348 for the comparable period in 2001, an increase of 48.56%. These increases in net income were primarily due to the increase in loan production, and an increase of the net interest margin as a result of the overall lower interest rate environment in the first six months of 2002.  The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

            Profitability as measured by the Company’s return on average assets (ROA) was 0.92% for the six months ended June 30, 2002, up from 0.79% for the same period of 2001.  Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2002 was 9.72%, compared to 7.92% for the six months ended June 30, 2001.

NET INTEREST INCOME

            Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

             Net interest income was $3,542 for the six month period ended June 30, 2002 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits.  Net interest income was $1,860 for the three month period ended June 30, 2002. The net interest margin increased to 3.93% for the six months ended June 30, 2002, from 3.75% for the six months ended June 30, 2001. The increase was caused by a lower cost paid for deposits exceeding lower yields on loans.

            Interest expense decreased 30.11% for the six month period ended June 30, 2002 over the same period of 2001 due to the impact of repricing of deposit liabilities. Interest expense decreased 35.16% in the second quarter of 2002 over the second quarter of 2001 also due to the impact of repricing of deposit liabilities.

            Interest income on loans and securities decreased 9.19% for the six month period ended June 30, 2002 over the same period of 2001 due to the overall lower interest rate environment during 2002. Interest income on loans and securities decreased 8.87% in the second quarter of 2002 over the second quarter of 2001 also due to the overall lower interest rate environment during 2002.

            Interest and fees on loans was $4,745 for the six month period ended June 30, 2002, down from $5,276 at June 30, 2001. Interest and fees on loans was $2,384 for the three month period ended June 30, 2002, down from $2,604 at June 30, 2001.

NON-INTEREST INCOME

            Non-interest income increased $60 or 7.54% for the six month period ended June 30, 2002 over the same period of 2001. Non-interest income increased $27, or 6.63% when comparing the three month period ended June 30, 2002 to the same period of 2001.  The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans.  The increase from 2001 was primarily due to a 30.13% increase in fees on sales of mortgage loans as a result of increased loan production during the first half of 2002 compared to the first half of 2001.

NON-INTEREST EXPENSE

            Non-interest expense increased $256 or 9.55%, for the six month period ended June 30, 2002 over the same period of 2001. Non-interest expense increased $149 or 11.17% for the three month period ended June 30, 2002 over the same period of 2001.  The increase in non-interest expense when comparing these periods is primarily attributable to an increase in the Company’s personnel expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

            We expensed a provision for loan losses of $210 in the first six months of 2002 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions.  There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans.  Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.  The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,208 as of June 30, 2002, representing approximately 0.93% of total loans outstanding on that date.  Management believes the allowance was adequate as of June 30, 2002 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

            Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $196 at June 30, 2002 and $302 at December 31, 2001. There were no foreclosed properties as of June 30, 2002, nor as of December 31, 2001.  Nonaccrual loans were $196 at June 30, 2002 and $302 at December 31, 2001.  Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.  Impaired loans equaled nonaccrual loans at June 30, 2002.

LIQUIDITY

            Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments.  The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 29.04% as of June 30, 2002 compared to 31.41% as of December 31, 2001. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

            The Company’s financial position at June 30, 2002 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion.  Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  The adequacy of the Company’s capital is reviewed by management on an ongoing basis.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

            Stockholders’ equity reached $19,404 at the end of the second quarter of 2002 compared to $18,460 at December 31, 2001. The leverage ratio consists of Tier I capital divided by quarterly average assets.  At June 30, 2002, the Company’s leverage ratio was 9.17% compared to 8.86% at December 31, 2001.  Each of these exceeds the required minimum leverage ratio of 4%.

CRITICAL ACCOUNTING POLICIES

            Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s single most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments.  If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.  Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Allowance and Provision for Loan Losses” on page 16 herein and “Loans and Allowance for Loan Losses” on page 28 of the Company’s 2001 Annual Report to Shareholders.

NEW ACCOUNTING STANDARDS

            In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

            The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 will be effective for financial statements issued on or after May 15, 2002.  The adoption of SFAS No. 145 is not expected to have a material effect on our financial position, results of operations and liquidity.

            As of June 30, 2002, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

PART II - OTHER INFORMATION

Item 1.	–	LEGAL PROCEEDINGS

            In the normal course of business, the Company is involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 4.	–	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The 2002 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 9, 2002.

            At the 2002 Annual Meeting, the following persons were elected to serve as Class II Directors, serving until the 2005 Annual Meeting.

Name	For	Against	Abstain

James E. Burton, IV	1,166,271	0	78
James P. Kent, Jr.	1,159,447	0	6,902
Percy O. Moore	1,166,271	0	78
William F. Overacre	1,166,207	0	142

            Class III and I directors will continue in office until the 2003 and 2004 Annual Meetings of Shareholders, respectively.

Class III	Class I

Warren G. Lowder	A. Willard Arthur
Herman P. Rogers, Jr.	John P. Erb
Carroll E. Shelton	Robert H. Gilliam, Jr.
John L. Waller	R. B. Hancock, Jr.

            No other matters were voted on during the 2002 Annual Meeting.

Item 6.	–	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

99.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

The undersigned, as the Chief Executive Officer and Chief Financial Officer of Pinnacle Bankshares Corporation, respectively, certify that the Quarterly Report on Form 10-QSB for the three month and six month periods ended June 30, 2002, which accompanies this certification, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Pinnacle Bankshares Corporation and subsidiary at the dates and for the periods indicated.

August 12, 2002	/s/ Robert H. Gilliam, Jr.

Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer

August 12, 2002	/s/ Bryan M. Lemley

Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION

AUGUST 12, 2002	/s/ Robert H. Gilliam, Jr.

Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer

AUGUST 12, 2002	/s/ Bryan M. Lemley

Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer