Form 10QSB
period 2002-09-30
PINNACLE BANKSHARES CORP
filed 2002-11-13
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION
(Exact name of small business issuer as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1832714 (I.R.S. Employer Identification Number)

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

At October 8, 2002, 1,453,203 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:	Yes	☐	No	☒

PINNACLE BANKSHARES CORPORATION
FORM 10-QSB
September 30, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30, 2002 (Unaudited)	December 31, 2001

Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$5,196	$5,089
Federal funds sold	11,962	19,094

Total cash and cash equivalents	17,158	24,183
Securities (note 3):
Available-for-sale, at fair value	34,620	32,311
Held-to-maturity, at amortized cost	10,861	12,759
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	565	440
Loans, net (note 4)	132,326	122,502
Bank premises and equipment, net	3,987	4,190
Accrued income receivable	1,071	1,137
Other assets	1,576	2,369

Total assets	$202,239	$199,966

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$16,342	$14,562
Savings and NOW accounts	58,834	59,272
Time	105,259	106,007

Total deposits	180,435	179,841

Note payable to Federal Home Loan Bank	525	600
Accrued interest payable	568	696
Other liabilities	633	369

Total liabilities	182,161	181,506

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,453,203 shares in 2002 and 1,450,966 shares in 2001	4,360	4,353
Capital surplus	503	479
Retained earnings	14,315	13,385
Accumulated other comprehensive income	900	243

Total stockholders’ equity	20,078	18,460

Total liabilities and stockholders’ equity	$202,239	$199,966

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Interest income:
Interest and fees on loans	$2,346	$2,622
Interest on securities:
U.S. Treasury	16	16
U.S. Government agencies	258	225
Corporate	115	80
States and political subdivisions (taxable)	71	150
States and political subdivisions (tax exempt)	137	106
Other	8	10
Interest on federal funds sold	48	158

Total interest income	2,999	3,367

Interest expense:
Interest on deposits:
Savings and NOW accounts	172	342
Time - other	789	1,218
Time - $100,000 and over	214	271
Other interest expense	8	10

Total interest expense	1,183	1,841

Net interest income	1,816	1,526
Provision for loan losses	105	90

Net interest income after provision for loan losses	1,711	1,436
Noninterest income:
Service charges on deposit accounts	181	166
Fees on sales of mortage loans	86	72
Commissions and fees	43	79
Other operating income	91	65

Total noninterest income	401	382

Noninterest expense:
Salaries and employee benefits	828	726
Occupancy expense	82	99
Furniture and equipment	137	125
Office supplies and printing	34	34
Other operating expenses	414	371

Total noninterest expense	1,495	1,355

Income before income tax expense	617	463
Income tax expense	166	124

Net income	$451	$339

Other comprehensive income, net of income tax effect:
Net unrealized gains on securities available for sale	368	279

Comprehensive income	$819	$618

Net income per share (note 5):
Basic	$0.31	$0.23
Diluted	$0.31	$0.23

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Interest income:
Interest and fees on loans	$7,091	$7,898
Interest on securities:
U.S. Treasury	48	63
U.S. Government agencies	802	657
Corporate	324	200
States and political subdivisions (taxable)	298	295
States and political subdivisions (tax exempt)	414	459
Other	24	28
Interest on federal funds sold	172	566

Total interest income	9,173	10,166

Interest expense:
Interest on deposits:
Savings and NOW accounts	514	1,472
Time - other	2,608	3,266
Time - $100,000 and over	667	838
Other interest expense	26	31

Total interest expense	3,815	5,607

Net interest income	5,358	4,559
Provision for loan losses	315	270

Net interest income after provision for loan losses	5,043	4,289
Noninterest income:
Service charges on deposit accounts	494	481
Net realized gain on calls and sales of securities	3	3
Fees on sales of mortgage loans	289	228
Commissions and fees	179	257
Other operating income	292	209

Total noninterest income	1,257	1,178

Noninterest expense:
Salaries and employee benefits	2,494	2,205
Occupancy expense	235	242
Furniture and equipment	399	379
Office supplies and printing	108	116
Other operating expenses	1,197	1,095

Total noninterest expense	4,433	4,037

Income before income tax expense	1,867	1,430
Income tax expense	501	383

Net income	$1,366	$1,047

Other comprehensive income, net of income tax effect:
Net unrealized gains on securities available for sale	657	485

Comprehensive income	$2,023	$1,532

Net income per share (note 5):
Basic	$0.94	$0.72
Diluted	$0.94	$0.72

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
 Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2002
(Unaudited)
(In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock

	Shares	Par Value

Balances, December 31, 2001	1,450,966	$4,353	479	13,385	243	18,460
Net income	—	—	—	1,366	—	1,366
Cash dividends declared by Bankshares ($0.30 per share)	—	—	—	(436)	—	(436)
Issuance of common stock	2,237	7	24	—	—	31
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $501	—	—	—	—	657	657

Balances, September 30, 2002	1,453,203	$4,360	503	14,315	900	20,078

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Cash flows from operating activities:
Net income	$1,366	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	298	295
Amortization of intangible assets	56	38
Amortization of unearned fees, net	(24)	(109)
Net amortization of premiums and discounts on securities	89	3
Provision for loan losses	315	270
Net realized gain on calls and sales of securities	(3)	(3)
Net decrease in:
Accrued income receivable	66	244
Other assets	457	217
Net increase (decrease) in:
Accrued interest payable	(128)	143
Other liabilities	264	222

Net cash provided by operating activities	2,756	2,367

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,335)	(16,725)
Proceeds from maturities and calls of held-to-maturity securities	1,884	1,753
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	1	1
Proceeds from maturities and calls of available-for-sale securities	2,507	11,620
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	2,439	891
Purchase of Federal Home Loan Bank stock	(125)	(12)
Purchase of loan participations	—	(4,508)
Collections on loan participations	1,792	1,256
Net (increase) decrease in loans made to customers	(12,053)	313
Recoveries on loans charged off	89	102
Purchases of bank premises and equipment	(95)	(203)
Proceeds from sale of foreclosed properties, net	—	23

Net cash used in investing activities	(9,896)	(5,489)

Cash flows from financing activites:
Net increase in demand, savings and NOW deposits	1,343	4,288
Net increase (decrease) in time deposits	(748)	11,009
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	31	70
Cash dividends paid	(436)	(435)

Net cash provided by financing activities	115	14,857

Net increase (decrease) in cash and cash equivalents	(7,025)	11,735
Cash and cash equivalents, beginning of period	24,183	12,352

Cash and cash equivalents, end of period	$17,158	$24,087

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2002 (Unaudited)
(In thousands, except share and per share data)

(1)     General

          The accompanying unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”).  All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices.   In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001.

          These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2001 Annual Report to Shareholders and additional information supplied in the Company’s 2001 Report on Form 10-KSB.

          The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

          Certain reclassifications have been made to the prior period financial information to conform with the current period presentation.

(2)     Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)     Securities

          The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2002, are shown in the table below.  As of September 30, 2002, securities with amortized costs of $2,688 and fair values of $2,860 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,985	156	—	6,141
Obligations of states and political subdivisions	7,481	463	—	7,944
Mortgage-backed securities-Government	12,148	420	—	12,568
Corporate Issues	7,592	352	(27)	7,917
Other securities	50	—	—	50

Totals	$33,256	1,391	(27)	34,620

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$56	1	—	57
Obligations of states and political subdivisions	10,805	850	—	11,655

Totals	$10,861	851	—	11,712

(4)     Allowance for Loan Losses

          Changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 are as follows:

	2002	2001

Balance at January 1,	$1,176	$1,069
Provision for loan losses	315	270
Loans charged off	(309)	(281)
Recoveries	89	102

Balance at September 30,	$1,271	$1,160

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

          The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended September 30, 2002
Basic net income per share	$451	1,453,203	$0.31

Effect of dilutive stock options	—	8,739

Diluted net income per share	$451	1,461,942	$0.31

Three Months Ended September 30, 2001
Basic net income per share	$339	1,450,513	$0.23

Effect of dilutive stock options	—	7,526

Diluted net income per share	$339	1,458,039	$0.23

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Nine Months Ended September 30, 2002
Basic net income per share	$1,366	1,452,949	$0.94

Effect of dilutive stock options	—	7,886

Diluted net income per share	$1,366	1,460,835	$0.94

Nine Months Ended September 30, 2001
Basic net income per share	$1,047	1,449,299	$0.72

Effect of dilutive stock options	—	7,928

Diluted net income per share	$1,047	1,457,227	$0.72

(6)     Grant of Stock Options

          On August 13, 2002, the Board of Directors granted stock options to employees for a total of 8,500 shares under the Company’s Incentive Stock Option Plan.  The per share exercise price of $14.75 associated with these stock options was equal to the fair market value of the Company’s common stock on the date of the grant.

(7)     Subsequent Declaration of Cash Dividend

          On October 8, 2002 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share payable to shareholders of record as of October 8, 2002.

(8)     Recent Accounting Standards

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

          SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations–

Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that neither has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.  In addition to the historical information contained herein, this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions.  Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

          The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and its subsidiary (collectively the “Company”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

OVERVIEW

          Total assets at September 30, 2002 were $202,239, up 1.14% from $199,966 at December 31, 2001.  The principal components of the Company’s assets at the end of the period were $45,481 in securities and $132,326 in net loans. During the nine month period ended September 30, 2002, net loans increased 8.02% or $9,824 from $122,502 at December 31, 2001.  The Company’s lending activities are a principal source of its income. Also during the nine month period, securities increased 0.91% or $411 from December 31, 2001.

          Total liabilities at September 30, 2002 were $182,161, up 0.36% from $181,506 at December 31, 2001, primarily as a result of an increase in total deposits of $594 or 0.33%. The Company’s deposits are provided by individuals and businesses located within the communities served.

          Total stockholders’ equity at September 30, 2002 was $20,078 including $14,315 in retained earnings and $900 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2001, total stockholders’ equity was $18,460.

          The Company had net income of $1,366 for the nine months ended September 30, 2002, compared with net income of $1,047 for the comparable period in 2001, an increase of 30.47%.  The Company had net income of $451 for the three months ended September 30, 2002, compared with net income of $339 for the comparable period in 2001, an increase of 33.04%. These increases in net income were primarily due to the increase in loan production, and an increase of the net interest margin as a result of the overall lower interest rate environment in the first nine months of 2002.  The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

          Profitability as measured by the Company’s return on average assets (ROA) was 0.91% for the nine months ended September 30, 2002, up from 0.74% for the same period of 2001.  Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2002 was 9.52%, compared to 7.72% for the nine months ended September 30, 2001.

NET INTEREST INCOME

          Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

          Net interest income was $5,358 for the nine-month period ended September 30, 2002 and is attributable to interest income from loans and securities exceeding the interest costs incurred on deposits.  Net interest income was $1,816 for the three month period ended September 30, 2002. The net interest margin increased to 3.95% for the nine months ended September 30, 2002, from 3.71% for the nine months ended September 30, 2001. The increase was caused by a lower cost paid for deposits exceeding lower yields on loans.

          Interest expense decreased 31.96% for the nine month period ended September 30, 2002 compared to the same period of 2001 due to the impact of repricing of deposit liabilities. The decrease in interest expense of 35.74% for the three months ended September 30, 2002 is also attributable to the impact of repricing of deposit liabilities when compared to the period ended September 30, 2001.

          Interest income on loans and securities decreased 9.77% for the nine month period ended September 30, 2002 compared to the same period of 2001 due to the overall lower interest rate environment during 2002. Interest income on loans and securities decreased 10.93% for the three months ended September 30, 2002 when compared to the same period in 2001 due to the overall lower interest rate environment during 2002.

          Interest and fees on loans was $7,091 for the nine month period ended September 30, 2002, down from $7,898 for the same period of 2001. Interest and fees on loans was $2,346 for the three month period ended September 30, 2002, down from $2,622 for the same period of 2001.

NON-INTEREST INCOME

          Non-interest income increased $79 or 6.71% for the nine month period ended September 30, 2002 compared to the same period of 2001. Non-interest income increased $19, or 4.97% for the three month period ended September 30, 2002 compared to the same period of 2001.  The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans.  The increase from 2001 is primarily due to a 26.75% increase in fees on sales of mortgage loans as a result of increased loan production during the first nine months of 2002 compared to the same period in 2001.

NON-INTEREST EXPENSE

          Non-interest expense increased $396 or 9.81%, for the nine month period ended September 30, 2002 over the same period of 2001. Non-interest expense increased $140 or 10.33% for the three month period ended September 30, 2002 over the same period of 2001.  The increase in non-interest expense when comparing these periods is primarily attributable to an increase in the Company’s personnel and other operating expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

          We expensed a provision for loan losses of $315 in the first nine months of 2002 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk.  There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans.  Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.  The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,271 as of September 30, 2002, representing approximately 0.95% of total loans outstanding on that date.  Management believes the allowance was adequate as of September 30, 2002 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

          Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $178 at September 30, 2002 and $302 at December 31, 2001. There were no foreclosed properties as of September 30, 2002, nor as of December 31, 2001.  Nonaccrual loans were $178 at September 30, 2002 and $302 at December 31, 2001.  Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.  Impaired loans equaled nonaccrual loans at September 30, 2002.

LIQUIDITY

          Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments.  The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 29.17% as of September 30, 2002 compared to 31.41% as of December 31, 2001. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

          The Company’s financial position at September 30, 2002 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion.  Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  The adequacy of the Company’s capital is reviewed by management on an ongoing basis.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

          Stockholders’ equity reached $20,078 at September 30, 2002 compared to $18,460 at December 31, 2001. The leverage ratio consists of Tier I capital divided by quarterly average assets.  At September 30, 2002, the Company’s leverage ratio was 9.28% compared to 8.86% at December 31, 2001.  Each of these ratios exceeds the required minimum leverage ratio of 4%.

CRITICAL ACCOUNTING POLICIES

          Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments.  If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.  Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Allowance and Provision for Loan Losses” on page 16 herein and “Loans and Allowance for Loan Losses” on page 28 of the Company’s 2001 Annual Report to Shareholders.

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

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.

          The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material effect on our financial position, results of operations and liquidity.

          In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.  SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147.  In addition, SFAS No. 147 amends SFAS  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

          The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.  The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.  This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, whereas a branch acquisition that does not should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

          Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

          Based on management’s preliminary evaluation of the provisions of SFAS No. 147, the adoption of SFAS No. 147 as of October 1, 2002 is expected to have an impact on our consolidated financial statements because our previous branch acquisitions meet the definition of a business under criteria in Emerging Issues Task Force (EITF) Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business.  Accordingly, the carrying amount of the intangible assets related to previous branch acquisitions will need to be reclassified to goodwill and no longer be amortized over the assets’ remaining useful lives after October 1, 2002.  We will also retroactively restate our operating results for the first three quarters of 2002 to reverse amortization expense back to the beginning of 2002, and will evaluate the reclassified goodwill for impairment in accordance with the provisions of SFAS No. 142.

          As of October 8, 2002, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	CONTROLS AND PROCEDURES

Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer (principal executive officer), and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial officer), of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company.  They have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared.  They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date (“Evaluation Date”) of this quarterly report on Form 10-QSB, and based on their evaluation of these controls and procedures, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their most recent evaluation.

PART II -	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

          In the normal course of business, the Company is involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

99.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION

NOVEMBER 12, 2002	/s/ ROBERT H. GILLIAM, JR.

Date	Robert H. Gilliam, Jr., President and Chief Executive Officer

NOVEMBER 12, 2002	/s/ BRYAN M. LEMLEY

Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Robert H. Gilliam, Jr., certify that:

          1.     I have reviewed this quarterly report on Form 10-QSB of Pinnacle Bankshares Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ ROBERT H. GILLIAM, JR.

Robert H. Gilliam, Jr., President and Chief Executive Officer

I, Bryan M. Lemley, certify that:

          1.     I have reviewed this quarterly report on Form 10-QSB of Pinnacle Bankshares Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ BRYAN M. LEMLEY

Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer