Form 10KSB
period 2002-12-31
PINNACLE BANKSHARES CORP
filed 2003-03-25
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION
(Name of small business issuer in its charter)

VIRGINIA	54-1832714

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 29 Altavista, Virginia 24517	24517-0029

(Address of principal executive offices)	(ZIP CODE)

Issuer’s telephone number (434) 369-3000

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

               Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

               The issuer’s revenues for the fiscal year ended December 31, 2002: $13,812,000

               The aggregate market value of the issuer’s Common Stock held by nonaffiliates as of February 7, 2003:   $23,105,928

               The number of shares outstanding of the issuer’s Common Stock as of March 11, 2003: 1,453,203 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders are incorporated by reference in Part II of this report, which is attached hereto as Exhibit 13.  Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 8, 2003 are incorporated by reference in Part III of this report.

Transitional small business disclosure format:

Yes ☐	No ☒.

PINNACLE BANKSHARES CORPORATION

2002 FORM 10-KSB ANNUAL REPORT

PART I

Item 1.          Description of Business.

General Development of Business

               Pinnacle Bankshares Corporation, a Virginia corporation (the “Company”), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Altavista, Virginia.  The Company conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the “Bank”).  The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish. The Company’s administrative offices are located at 622 Broad Street, Altavista, Virginia.

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

Competition

               In general, the banking business in central Virginia is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have offices operating throughout the state and in the Company’s market area.  The Company actively competes for all types of deposits and loans with other banks and with nonbank financial institutions, including savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies and other lending institutions.

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

               The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition.  The Company believes that its prompt response to lending requests is a key factor to the Company’s competitive position in its primary service area.  In addition, the accessibility of senior management to customers and local decision-making also distinguish the Company from other area financial institutions.

               In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and offering specialized services to customers.  The Company’s promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

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

               General.  The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”).  As an Exchange Act reporting company, the Company is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Company’s corporate operations and internal controls.  The Company is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.  Although the Company anticipates that it will incur additional expense in complying with the provisions of the SOX and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

               The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Federal Reserve Bank of Richmond (the “FRB”).  Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank.  The FRB’s approval is also required for the merger or consolidation of bank holding companies.

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

               As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”).  Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, which is currently $100,000 for each depositor.  The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

               The regulations of the FDIC, the Comptroller and FRB govern most aspects of the Company’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

               Governmental Policies and Legislation.  Banking is a business that depends primarily on interest rate differentials.  In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Company’s earnings.  These rates are highly sensitive to many factors that are beyond the Company’s control.  Accordingly, the Company’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

               From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and brought before various bank holding company and bank regulatory agencies.  The likelihood of any major changes and the impact such changes might have are impossible to predict.  Certain of the potentially significant changes that have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

               Dividends.  There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company’s ability to pay dividends on its Common Stock. See “Item 5.  Market for Common Equity and Related Stockholder Matters.”

               Capital Requirements.  The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks.  These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets.  Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

               The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital.  For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities.  Goodwill and certain other intangibles are excluded from Tier 1 capital.  Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt.  Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital.  The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital.  The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”).  Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

               The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements.  Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks.  The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio.  However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner.  An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities.  As of December 31, 2002, the Company and Bank both met all applicable capital requirements imposed by regulation.

               Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  There are five capital categories applicable to insured institutions, each with specific regulatory consequences.  If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.  The Comptroller has issued regulations to implement these provisions.  Under these regulations, the categories are:

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

               As of December 31, 2002, both the Company and the Bank were considered “well capitalized.”

               Deposit Insurance Assessments.  FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

               The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or less than adequately capitalized (“3”), as defined under the Prompt Corrective Action Regulations described above.  In addition, each insured depository institution is assigned to one of three “supervisory subgroups.”  Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.  Based on the current capital levels the Company is categorized as a well-capitalized institution.

               Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States.  The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers.  A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities.  The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

               To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company.  To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below).  In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company.  While the Company satisfies these requirements, the Company has not elected for various reasons to be treated as a financial holding company under the GLBA.

               We do not believe that the GLBA will have a material adverse impact on the Company’s or the Bank’s operations.  To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation.  The GLBA may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

               The GLBA and certain new regulations issued by federal banking agencies also provide new protections against the transfer and use by financial institutions of consumer nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

               Community Reinvestment Act.  The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  A financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to twelve assessment factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

               USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering.  Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities.  Interim rules implementing the USA PATRIOT Act were issued effective March 4, 2002.  The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions.  Although it does create a reporting obligation, the Bank does not expect the USA PATRIOT Act to materially affect its products, services or other business activities.

               Reporting Terrorist Activities.  The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC.  The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

               The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Employees

               As of December 31, 2002, the Company had 78 full-time employees.  The Company’s Management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years

Robert H. Gilliam, Jr. (57)	President & ChiefExecutive Officer of Pinnacle Bankshares Corporation and The First National Bank of Altavista; Director, Pinnacle Bankshares Corporation

Carroll E. Shelton (52)	Senior Vice President of Pinnacle Bankshares Corporation and The First National Bank of Altavista; Director, Pinnacle Bankshares Corporation

Bryan M. Lemley (31)

Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000; Internal Auditor of The First National Bank of Altavista from March through June 2000; Senior Auditor for One Valley Bancorp. from August 1994 through February 2000

Item 2.           Description of Property.

               The Company’s main office and corporate headquarters, located at 622 Broad Street in downtown Altavista, Virginia, is owned and occupied principally by the Bank.

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

               The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank.

               The Brookville Plaza Office, located at 7805 Timberlake Road in Lynchburg, Virginia, consists of office space leased by the Bank in a local supermarket.

               All of these properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.  The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties.  The Company believes such insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3.          Legal Proceedings.

               Neither the Company nor any of its properties is involved in any pending legal proceedings, nor are any such proceedings threatened, other than nonmaterial proceedings arising in the ordinary course of the Company’s business.

Item 4.          Submission of Matters to a Vote of Security Holders.

               No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

               The information contained on page 45 of the 2002 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters”, is

incorporated herein by reference.

Item 6.          Management’s Discussion and Analysis or Plan of Operation.

               The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 20 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7.          Financial Statements.

               The consolidated financial statements of the Company and its subsidiary and independent auditors’ report thereon, contained on pages 21 through 44 of the 2002 Annual Report to Shareholders, are incorporated herein by reference.

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                       None.

PART III

               Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders (“Proxy Statement”) mailed to Shareholders on or about March 7, 2003.

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                      Exchange Act.

               In response to this item, the Company hereby incorporates by reference the section entitled “Election of Directors,” at pages 3 through 6 of the Proxy Statement. The Company hereby incorporates by reference the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 9 of the Proxy Statement.  The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant.”

Item 10.       Executive Compensation.

               Information on Executive Compensation is contained on pages 6 through 9 of the Proxy Statement and is incorporated herein by reference.  Information on compensation of directors is contained on page 5 of the Proxy Statement and is incorporated herein by reference.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

               The following table sets forth information as of December 31, 2002 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	45,000	$11.92	5,000	(1)
Equity compensation plans not approved by shareholders	0	$0.00	0
Total	45,000	$11.92	5,000

(1)	Includes 5,000 shares available to be granted in the form of options, restricted stock or stock appreciation rights under the 1997 Incentive Stock Plan.

Item 12.       Certain Relationships and Related Transactions.

               Information on Certain Relationships and Related Transactions is contained on pages 5 and 6 of the Proxy Statement and is incorporated herein by reference.

Item 13.       Exhibits and Reports on Form 8-K.

          (a)       Exhibits Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (filed herewith)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (filed herewith)

13	2002 Annual Report to Shareholders

21	Subsidiaries

23	Consent of KPMG LLP

99.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

Item 14.       Controls and Procedures.

               Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer (principal executive officer), and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial officer), of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company.  They have designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared.  They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date (“Evaluation Date”) of this annual report on Form 10-KSB, and based on their evaluation of these controls and procedures, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

PINNACLE BANKSHARES CORPORATION

MARCH 11, 2003	/s/ ROBERT H. GILLIAM, JR..

Date	Robert H. Gilliam Jr., President and Chief Executive Officer

MARCH 11, 2003	/s/ BRYAN M. LEMLEY

Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer

               In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. WILLARD ARTHUR	Director	March 11, 2003

A. Willard Arthur

/s/ JAMES E. BURTON, IV	Director	March 11, 2003

James E. Burton, IV

/s/ JOHN P. ERB	Director	March 11, 2003

John P. Erb

/s/ ROBERT H. GILLIAM, JR.	President, Chief Executive	March 11, 2003
Officer and Director
Robert H. Gilliam, Jr.

/s/ R.B. HANCOCK, JR.	Director	March 11, 2003

R.B. Hancock, Jr.

/s/ JAMES P. KENT, JR.	Director	March 11, 2003

James P. Kent, Jr.

/s/ WARREN G. LOWDER	Director	March 11, 2003

Warren G. Lowder

/s/ PERCY O. MOORE	Director	March 11, 2003

Percy O. Moore

/s/ WILLIAM F. OVERACRE	Director	March 11, 2003

William F. Overacre

/s/ HERMAN P. ROGERS, JR.	Director	March 11, 2003

Herman P. Rogers, Jr.

/s/ CARROLL E. SHELTON	Vice President and Director	March 11, 2003

Carroll E. Shelton

/s/ JOHN L. WALLER	Director	March 11, 2003

John L. Waller

CERTIFICATIONS

I,  Robert H. Gilliam, Jr., certify that:

               1.          I have reviewed this annual report on Form 10-KSB of Pinnacle Bankshares Corporation;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                            (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                            (b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                            (c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                            (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                            (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ ROBERT H. GILLIAM, JR.

Robert H. Gilliam, Jr., President and Chief Executive Officer

I,  Bryan M. Lemley, certify that:

               1.           I have reviewed this annual report on Form 10-KSB of Pinnacle Bankshares Corporation;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                            (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                            (b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                            (c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                            (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                            (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ BRYAN M. LEMLEY

Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer