Form 10QSB
period 2003-03-31
PINNACLE BANKSHARES CORP
filed 2003-05-14
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION
 (Exact name of small business issuer as specified in its charter)

VIRGINIA	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

622 Broad Street
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

At April 8, 2003, 1,453,203 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:

Yes ☐	No ☒

PINNACLE BANKSHARES CORPORATION
FORM 10-QSB
March 31, 2003

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$4,935	$4,516
Federal funds sold	15,119	15,447

Total cash and cash equivalents	20,054	19,963
Securities (note 3):
Available-for-sale, at fair value	30,404	32,158
Held-to-maturity, at amortized cost	10,139	10,573
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	598	565
Loans, net (note 4)	137,266	129,999
Bank premises and equipment, net	3,848	3,906
Accrued income receivable	971	1,019
Other assets	1,757	1,641

Total assets	$205,112	$199,899

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$18,706	$14,468
Savings and NOW accounts	60,967	59,684
Time	103,373	104,091

Total deposits	183,046	178,243
Note payable to Federal Home Loan Bank	475	500
Accrued interest payable	497	496
Other liabilities	424	288

Total liabilities	184,442	179,527

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,453,203 shares in 2003 and 2002	4,360	4,360
Capital surplus	503	503
Retained earnings	15,019	14,675
Accumulated other comprehensive income	788	834

Total stockholders’ equity	20,670	20,372

Total liabilities and stockholders’ equity	$205,112	$199,899

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Interest income:
Interest and fees on loans	$2,202	$2,361
Interest on securities:
U.S. Treasury	16	16
U.S. Government agencies	193	272
Corporate	133	100
States and political subdivisions (taxable)	92	114
States and political subdivisions (tax exempt)	128	137
Other	7	7
Interest on federal funds sold	41	73

Total interest income	2,812	3,080

Interest expense:
Interest on deposits:
Savings and NOW accounts	120	171
Time - under $100,000	725	976
Time - $100,000 and over	193	242
Other interest expense	6	9

Total interest expense	1,044	1,398

Net interest income	1,768	1,682
Provision for loan losses	152	105

Net interest income after provision for loan losses	1,616	1,577
Noninterest income:
Service charges on deposit accounts	346	150
Net realized gain on securities	5	3
Fees on sales of mortgage loans	128	102
Commissions and fees	44	69
Other operating income	96	98

Total noninterest income	619	422

Noninterest expense:
Salaries and employee benefits	891	847
Occupancy expense	83	80
Furniture and equipment	139	131
Office supplies and printing	42	38
Other operating expenses	373	343

Total noninterest expense	1,528	1,439

Income before income tax expense	707	560
Income tax expense	203	151

Net income	$504	$409

Basic net Income per share (note 5)	$0.35	$0.28

Diluted net income per share (note 5)	$0.34	$0.28

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
 Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2003
(Unaudited)
(In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock

	Shares	Par Value

Balances, December 31, 2002	1,453,203	$4,360	503	14,675	834	20,372
Net income	—	—	—	504	—	504
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $24	—	—	—	—	(46)	(46)
Cash dividends declared by Bankshares ($0.11 per share)	—	—	—	(160)	—	(160)

Balances, March 31, 2003	1,453,203	$4,360	503	15,019	788	20,670

See accompanying notes to unaudited consolidated financial statements

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash flows from operating activities:
Net income	$504	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	94	99
Amortization of intangible assets	4	2
Amortization of unearned fees, net	(19)	(22)
Net amortization of premiums and discounts on securities	23	23
Provision for loan losses	152	105
Provision for deferred income taxes	—	(2)
Net realized gain on securities	(5)	(3)
Net decrease (increase) in:
Accrued income receivable	48	35
Other assets	(53)	180
Net increase (decrease) in:
Accrued interest payable	1	(66)
Other liabilities	136	14

Net cash provided by operating activities	885	774

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,538)	(3,034)
Proceeds from maturities and calls of held-to-maturity securities	439	471
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	—	1
Proceeds from maturities and calls of available-for-sale securities	2,385	500
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	1,814	1,029
Purchase of Federal Home Loan Bank stock	(33)	(125)
Collections on loan participations	384	623
Net increase in loans made to customers	(7,840)	(3,070)
Recoveries on loans charged off	13	40
Purchases of bank premises and equipment	(36)	(37)

Net cash used in investing activities	(5,412)	(3,602)

Cash flows from financing activites:
Net increase in demand, savings and NOW deposits	5,521	1,748
Net decrease in time deposits	(718)	(1,678)
Repayments of note payable to Federal Home Loan Bank	(25)	(25)
Proceeds from issuance of common stock	—	31
Cash dividends paid	(160)	(147)

Net cash provided by (used in) financing activities	4,618	(71)

Net increase (decrease) in cash and cash equivalents	91	(2,899)
Cash and cash equivalents, beginning of period	19,963	24,183

Cash and cash equivalents, end of period	$20,054	$21,284

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
March 31, 2003(Unaudited)
(In thousands, except share and per share data)

(1)          General

               The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”).  All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices.   In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2003, the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

               These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2002 Annual Report to Shareholders and additional information supplied in the 2002 Form 10-KSB.  As discussed in the 2002 Annual Report to Shareholders, the Company has retroactively restated its operating results for the three months ended March 31, 2002 to reverse amortization expense related to reclassified goodwill back to the beginning of 2002 in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.

               The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

               The Company has a single reportable segment for purposes of segment reporting.

(2)          Cash and Cash Equivalents

               For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)          Securities

               The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2003, are shown in the table below.  As of March 31, 2003, securities with amortized costs of $4,681 and fair values of $4,923 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,987	83	—	3,070
Obligations of states and political subdivisions	6,846	370	(8)	7,208
Mortgage-backed securities-Government	9,717	356	(7)	10,066
Corporate Issues	9,610	422	(22)	10,010
Other securities	50	—	—	50

Totals	$29,210	1,231	(37)	30,404

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$56	2	—	58
Obligations of states and political subdivisions	10,083	682	—	10,765

Totals	$10,139	684	—	10,823

(4)          Allowance for Loan Losses

               Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002

Balance at January 1,	$1,298	$1,176
Provision for loan losses	152	105
Loans charged off	(124)	(157)
Recoveries	13	40

Balance at March 31,	$1,339	$1,164

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

               The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended March 31, 2003
Basic net income per share	$504	1,453,203	$0.35

Effect of dilutive stock options	—	11,753

Diluted net income per share	$504	1,464,956	$0.34

Three Months Ended March 31, 2002
Basic net income per share	$409	1,452,432	$0.28

Effect of dilutive stock options	—	6,793

Diluted net income per share	$409	1,459,225	$0.28

(6)          Comprehensive Income

               The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income	$504	$409
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(46)	(138)

Total comprehensive income	$458	$271

(7)          Stock Options

               The Company has an Incentive Stock Option Plan (the “Plan”) instituted on the effective date of May 1, 1997, pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2003, there were 5,000 shares available for grant under the Plan.

               The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.

               No compensation cost has been recognized for the Company’s stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company’s net income, basic net income per share and diluted net income per share would have decreased to the pro forma amounts for the interim periods indicated below:

		Three Months Ended

		March 31, 2003	March 31, 2002

Net income, as reported		$504	$409
Deduct:	Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(1)

Pro forma net income		$502	$408

Basic net income per share:
As reported		$0.35	$0.28
Pro forma		0.35	0.28
Diluted net income per share:
As reported		$0.34	$0.28
Pro forma		$0.34	$0.28

(8)          Subsequent Declaration of Cash Dividend

               On April 8, 2003 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share payable to shareholders of record as of April 8, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

               The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.  In addition to the historical information contained herein, this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions.  Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

THE COMPANY

               Pinnacle Bankshares Corporation, a Virginia corporation (“Bankshares”), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bankshares is headquartered in Altavista, Virginia, and conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, The First National Bank of Altavista (the “Bank”). Bankshares exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish.

               The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and its subsidiary (collectively the “Company”). This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

OVERVIEW

               Total assets at March 31, 2003 were $205,112 up 2.61% from $199,899 at December 31, 2002.  The principal components of the Company’s assets at the end of the period were $40,543 in securities and $137,266 in net loans. During the three month period ended March 31, 2003, net loans increased 5.59% or $7,267 from $129,999 at December 31, 2002.  The Company’s lending activities are a principal source of its income. Also during the three month period, securities decreased 5.12% or $2,188 from December 31, 2002.

               Total liabilities at March 31, 2003 were $184,442, up from $179,527 at December 31, 2002, primarily as a result of an increase in demand deposits from December 31, 2002 of $4,238 or 29.29%.  The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

               Total stockholders’ equity at March 31, 2003 was $20,670, including $15,019 in retained earnings and $788 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2002, total stockholders’ equity was $20,372.

               The Company had net income of $504 for the three months ended March 31, 2003, compared with net income of $409 for the comparable period in 2002, an increase of 23.23%.  This increase in net income was primarily due to the increase in loan production and an increase in service charges from the overdraft privilege program introduced in December of 2002.  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

               Profitability as measured by the Company’s return on average assets (ROA) was 1.01% for the three months ended March 31, 2003, up from 0.80% for the same period of 2002.  Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2003 was 9.82%, compared to 8.59% for the three months ended March 31, 2002.

NET INTEREST INCOME

               Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

               Net interest income was $1,768 for the three months ended March 31, 2003 compared to $1,682 for the three months ended March 31, 2002 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.  The net interest margin increased to 3.82% for the three months ended March 31, 2003, from 3.76% for the three months ended March 31, 2002. The decrease was due to the repricing of deposits at a faster rate than the Company’s loans.

               Interest expense on deposits decreased 25.32% in the first quarter of 2003 compared to the first quarter of 2002 due to the impact of repricing of deposit liabilities during 2002 and the first quarter of 2003 noted above. Interest income on loans and securities decreased 8.70% in the first quarter of 2003 compared to the first quarter of 2002 due to the overall lower interest rate environment during 2002 and the first quarter of 2003.  Interest and fees on loans was $2,202 for the three month period ended March 31, 2003, down from $2,361 for the same period in 2002.

NON-INTEREST INCOME

               Non-interest income increased $197 or 46.68% for the three month period ended March 31, 2003 compared to the same period of 2002. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans.  The increase from 2002 was primarily due to a 130.67% increase in service charges on deposits due to the implementation of the overdraft privilege program in December of 2002.

NON-INTEREST EXPENSE

               Non-interest expense increased $89 or 6.18%, for the three month period ended March 31, 2003 compared to the same period of 2002. The increase in non-interest expense when comparing the two periods is primarily attributable to the growth of the Company’s personnel expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

               We expensed a provision for loan losses of $152 in the first three months of 2003 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk.  There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans.  Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.  The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,339 as of March 31, 2003, representing approximately 0.97% of total loans outstanding.  Management believes the allowance was adequate as of March 31, 2003 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

               Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $343 at March 31, 2003 and $347 at December 31, 2002. There were no foreclosed properties as of March 31, 2003, or as of December 31, 2002.  Nonaccrual loans were $343 at March 31, 2003 and $347 at December 31, 2002.  Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.  Impaired loans equaled nonaccrual loans at March 31, 2003.

LIQUIDITY

               Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments.  The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 28.52% as of March 31, 2003 compared to 29.24% as of December 31, 2002. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

               The Company’s financial position at March 31, 2003 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion.  Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  The adequacy of the Company’s capital is reviewed by management regularly.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

               Stockholders’ equity reached $20,670 at March 31, 2003 compared to $20,372 at December 31, 2002. The leverage ratio consists of Tier I capital divided by quarterly average assets.  At March 31, 2003, the Company’s leverage ratio was 9.59% compared to 9.44% at December 31, 2002.  Each of these ratios exceeded the required minimum leverage ratio of 4%.

CRITICAL ACCOUNTING POLICIES

               Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments.  If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required.  Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 14 herein and “Loans and Allowance for Loan Losses” on page 27 of the Company’s 2002 Annual Report to Shareholders.

FUTURE ACCOUNTING STANDARDS

               As of May 9, 2003, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.           CONTROLS AND PROCEDURES

               Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer, and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer, of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company.  They have designed disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared.  They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date (“Evaluation Date”) of this quarterly report on Form 10-QSB, and based on their evaluation of these controls and procedures, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2

Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3

VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

99.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended March 31, 2003.

SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION (Registrant)

MAY 9, 2003	/s/ ROBERT H. GILLIAM, JR.

Date	Robert H. Gilliam, Jr., President and Chief Executive Officer

MAY 9, 2003	/s/ BRYAN M. LEMLEY

Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer

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

Date: May 9, 2003
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

Date: May 9, 2003
/s/ BRYAN M. LEMLEY

Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer