Form 10QSB
period 2003-06-30
PINNACLE BANKSHARES CORP
filed 2003-08-13
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At July 8, 2003, 1,455,708 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:  Yes  ☐  No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

June 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents (note 2):
Cash and due from banks	$5,295	4,516
Federal funds sold	12,226	15,447

Total cash and cash equivalents	17,521	19,963
Securities (note 3):
Available-for-sale, at fair value	28,171	32,158
Held-to-maturity, at amortized cost	9,154	10,573
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	598	565
Mortgage loans held for sale (note 8)	221	—
Loans, net (note 4)	143,624	129,999
Bank premises and equipment, net	3,807	3,906
Accrued income receivable	941	1,019
Other assets	1,358	1,641

Total assets	$205,470	199,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$16,674	14,468
Savings and NOW accounts	61,607	59,684
Time	104,673	104,091

Total deposits	182,954	178,243
Note payable to Federal Home Loan Bank	450	500
Accrued interest payable	427	496
Other liabilities	459	288

Total liabilities	184,290	179,527

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,455,708 shares in 2003 and 1,453,203 in 2002	4,367	4,360
Capital surplus	537	503
Retained earnings	15,226	14,675
Accumulated other comprehensive income	1,050	834

Total stockholders’ equity	21,180	20,372

Total liabilities and stockholders’ equity	$205,470	199,899

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Interest income:
Interest and fees on loans	$2,246	$2,384
Interest on securities:
U.S. Treasury	11	16
U.S. Government agencies	149	272
Corporate	137	109
States and political subdivisions (taxable)	72	113
States and political subdivisions (tax exempt)	120	140
Other	9	9
Interest on federal funds sold	43	51

Total interest income	2,787	3,094

Interest expense:
Interest on deposits:
Savings and NOW accounts	162	171
Time—under $100,000	644	843
Time—$100,000 and over	179	211
Other interest expense	8	9

Total interest expense	993	1,234

Net interest income	1,794	1,860
Provision for loan losses	106	105

Net interest income after provision for loan losses	1,688	1,755
Noninterest income:
Service charges on deposit accounts	333	163
Net realized loss on securities	(5)	—
Fees on sales of mortage loans	131	101
Commissions and fees	41	67
Other operating income	120	103

Total noninterest income	620	434

Noninterest expense:
Salaries and employee benefits	943	819
Occupancy expense	82	73
Furniture and equipment	150	131
Office supplies and printing	46	36
Other operating expenses	585	408

Total noninterest expense	1,806	1,467

Income before income tax expense	502	722
Income tax expense	135	194

Net income	$367	$528

Net income per share (note 5):
Basic	$0.25	$0.36
Diluted	$0.25	$0.36

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Interest income:
Interest and fees on loans	$4,448	$4,745
Interest on securities:
U.S. Treasury	27	32
U.S. Government agencies	342	544
Corporate	270	209
States and political subdivisions (taxable)	164	227
States and political subdivisions (tax exempt)	248	277
Other	16	16
Interest on federal funds sold	84	124

Total interest income	5,599	6,174

Interest expense:
Interest on deposits:
Savings and NOW accounts	282	342
Time—under $100,000	1,369	1,819
Time—$100,000 and over	372	453
Other interest expense	14	18

Total interest expense	2,037	2,632

Net interest income	3,562	3,542
Provision for loan losses	257	210

Net interest income after provision for loan losses	3,305	3,332
Noninterest income:
Service charges on deposit accounts	679	313
Net realized gain on securities	—	3
Fees on sales of mortgage loans	259	203
Commissions and fees	85	136
Other operating income	216	201

Total noninterest income	1,239	856

Noninterest expense:
Salaries and employee benefits	1,834	1,666
Occupancy expense	165	153
Furniture and equipment	289	262
Office supplies and printing	88	74
Other operating expenses	959	751

Total noninterest expense	3,335	2,906

Income before income tax expense	1,209	1,282
Income tax expense	338	345

Net income	$871	$937

Net income per share (note 5):
Basic	$0.60	$0.64
Diluted	$0.59	$0.64

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2003

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2002	1,453,203	$4,360	503	14,675	834	20,372
Net income	—	—	—	871	—	871
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $111	—	—	—	—	216	216
Cash dividends declared by Bankshares ($0.11 per share)	—	—	—	(320)	—	(320)
Issuance of common stock	2,505	7	34			41

Balances, June 30, 2003	1,455,708	$4,367	537	15,226	1,050	21,180

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Cash flows from operating activities:
Net income	$871	$937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	190	198
Amortization of intangible assets	6	5
Amortization of unearned fees, net	(36)	(29)
Net amortization of premiums and discounts on securities	53	40
Provision for loan losses	257	210
Net realized gain on securities	—	(3)
Originations of mortgage loans held for sale	(221)	—
Net decrease in:
Accrued income receivable	78	33
Other assets	200	245
Net increase (decrease) in:
Accrued interest payable	(69)	(188)
Other liabilities	171	141

Net cash provided by operating activities	1,500	1,589

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,751)	(5,291)
Proceeds from maturities and calls of held-to-maturity securities	1,415	1,350
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	4	1
Proceeds from maturities and calls of available-for-sale securities	3,705	790
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	3,308	1,932
Purchase of Federal Home Loan Bank stock	(33)	(125)
Collections on loan participations	793	1,103
Net increase in loans made to customers	(14,768)	(9,397)
Recoveries on loans charged off	94	58
Purchases of bank premises and equipment	(91)	(71)

Net cash used in investing activities	(8,324)	(9,650)

Cash flows from financing activites:
Net increase in demand, savings and NOW deposits	4,129	4,342
Net (increase) decrease in time deposits	582	(3,746)
Repayments of note payable to Federal Home Loan Bank	(50)	(50)
Proceeds from issuance of common stock	41	31
Cash dividends paid	(320)	(291)

Net cash provided by financing activities	4,382	286

Net decrease in cash and cash equivalents	(2,442)	(7,775)
Cash and cash equivalents, beginning of period	19,963	24,183

Cash and cash equivalents, end of period	$17,521	$16,408

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders and additional information supplied in the 2002 Form 10-KSB. As discussed in the 2002 Annual Report to Shareholders, the Company has retroactively restated its operating results for the three months and six months ended June 30, 2002 to reverse amortization expense related to reclassified goodwill in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.

The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2003, are shown in the table below. As of June 30, 2003, securities with amortized costs of $4,679 and fair values of $4,995 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,990	79	—	2,069
Obligations of states and political subdivisions	6,730	489	—	7,219
Mortgage-backed securities-Government	8,204	316	—	8,520
Corporate Issues	9,606	707	—	10,313
Other securities	50	—	—	50

Totals	$26,580	1,591	—	28,171

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$53	2	—	55
Obligations of states and political subdivisions	9,101	759	—	9,860

Totals	$9,154	761	—	9,915

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2003 and 2002 are as follows:

	2003	2002
Balance at January 1,	$1,298	$1,176
Provision for loan losses	257	210
Loans charged off	(262)	(236)
Recoveries	94	58

Balance at June 30,	$1,387	$1,208

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2003	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$367	1,454,689	$0.25

Effect of dilutive stock options	—	13,200

Diluted net income per share	$367	1,467,889	$0.25

Three Months Ended June 30, 2002
Basic net income per share	$528	1,453,203	$0.36

Effect of dilutive stock options	—	8,384

Diluted net income per share	$528	1,461,587	$0.36

Six Months Ended June 30, 2003	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$871	1,453,950	$0.60

Effect of dilutive stock options	—	12,768

Diluted net income per share	$871	1,466,718	$0.59

Six Months Ended June 30, 2002
Basic net income per share	$937	1,452,820	$0.64

Effect of dilutive stock options	—	7,444

Diluted net income per share	$937	1,460,264	$0.64

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2003	June 30, 2002
Net income	$367	$528
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	262	427

Total comprehensive income	$629	$955

	Six Months Ended
	June 30, 2003	June 30, 2002
Net income	$871	$937
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	216	289

Total comprehensive income	$1,087	$1,226

(7) Stock Options

The Company has an Incentive Stock Option Plan (the “Plan”) instituted on May 1, 1997, pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2003, there were 5,000 shares available for grant under the Plan.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.

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

	Three Months Ended
	June 30, 2003	June 30, 2002
Net income, as reported	$367	$528
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(1)

Pro forma net income	$365	$527

Basic net income per share:
As reported	$0.25	$0.36
Pro forma	0.25	0.36
Diluted net income per share:
As reported	$0.25	$0.36
Pro forma	0.25	0.36

	Six Months Ended
	June 30, 2003	June 30, 2002
Net income, as reported	$871	$937
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(4)	(3)

Pro forma net income	$867	$934

Basic net income per share:
As reported	$0.60	$0.64
Pro forma	0.60	0.64
Diluted net income per share:
As reported	$0.59	$0.64
Pro forma	0.59	0.64

(8) Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.

Pursuant to an agreement with the Federal National Mortgage Association (FNMA), during the second quarter of 2003, the Company began a program to originate mortgage loans for sale to FNMA. At June 30, 2003, the Company had originated loans totaling $221 that were subsequently sold to FNMA.

(9) Subsequent Declaration of Cash Dividend

On July 8, 2003 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share payable to shareholders of record as of July 8, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW

Total assets at June 30, 2003 were $205,470, up 2.79% from $199,899 at December 31, 2002. The principal components of the Company’s assets at the end of the period were $37,325 in securities and $143,624 in net loans. During the six month period ended June 30, 2003, net loans increased 10.48% or $13,625 from $129,999 at December 31, 2002. The Company’s lending activities are a principal source of its income. Also during the six month period, securities decreased 12.65% or $5,406 from December 31, 2002.

Total liabilities at June 30, 2003 were $184,290, up from $179,527 at December 31, 2002, primarily as a result of an increase in demand deposits from December 31, 2002 of $2,206 or 15.25% and an increase in savings and NOW deposits from December 31, 2002 of $1,923 or 3.22%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2003 was $21,180, including $15,226 in retained earnings and $1,050 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2002, total stockholders’ equity was $20,372.

The Company had net income of $871 for the six months ended June 30, 2003, compared with net income of $937 for the comparable period in 2002, a decrease of 7.04%. The Company had net income of $367 for the three months ended June 30, 2003, compared with net income of $528 for the comparable period in 2002, a decrease of 30.49%. These decreases in net income were primarily due to a consulting expense of $82 related to improving efficiencies within the Company and expenses and loss associated with the sale of land in the second quarter that totaled approximately $38. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Profitability as measured by the Company’s return on average assets (ROA) was 0.87% for the six months ended June 30, 2003, compared to 0.92% for the same period of 2002. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2003 was 8.40%, compared to 9.72% for the six months ended June 30, 2002.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $3,562 for the six month period ended June 30, 2003 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,794 for the three month period ended June 30, 2003. The net interest margin decreased to 3.89% for the six months ended June 30, 2003, from 3.93% for the six months ended June 30, 2002. The decrease was caused by lower yields on loans slightly exceeding the cost paid for deposits.

Interest expense decreased 22.61% and 19.53% for the six and three month periods ended June 30, 2003, respectively, compared to the same periods of 2002 due to the impact of repricing of deposit liabilities.

Interest income on loans and securities decreased 9.31% and 9.92% for the six and three month periods ended June 30, 2003, respectively, compared to the same periods of 2002 due to the overall lower interest rate environment during 2003.

Interest and fees on loans was $4,448 for the six month period ended June 30, 2003, down from $4,745 at June 30, 2002. Interest and fees on loans was $2,246 for the three month period ended June 30, 2003, down from $2,384 at June 30, 2002.

NON-INTEREST INCOME

Non-interest income increased $383 or 44.74% for the six month period ended June 30, 2003 compared to the same period of 2002. Non-interest income increased $186, or 42.86% when comparing the three month period ended June 30, 2003 to the same period of 2002. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The increases from 2002 were primarily due to a 116.93% increase in service charges on deposits due to the implementation of the overdraft privilege program in December of 2002. Also contributing to the increase was a 27.59% increase in fees on the sale of mortgage loans as a result of increased loan production during the first half of 2003 when compared to the same period of 2002.

NON-INTEREST EXPENSE

Non-interest expense increased $429 or 14.76%, for the six month period ended June 30, 2003 compared to the same period of 2002. Non-interest expense increased $339 or 23.11% for the three month period ended June 30, 2003 compared to the same period of 2002. The increase in non-interest expense when comparing these periods is primarily attributable to the $168 increase or 10.08% growth in the Company’s personnel expenses, a consulting expense of $82 related to improving efficiencies within the Company, expenses and loss associated with the sale of land totaling approximately $38 and expenses associated with the overdraft privilege program of $63.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $257 in the first six months of 2003 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,387 as of June 30, 2003, representing approximately 0.97% of loans receivable. Management believes the allowance was adequate as of June 30, 2003 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

MORTGAGE LOANS HELD FOR SALE

During the second quarter of 2003, under an agreement with the Federal National Mortgage Association (FNMA), we originated mortgage loans totaling $221, which at June 30, 2003 had not been sold to FNMA. Under the agreement with FNMA, the Company funds mortgage loans originated for sale to FNMA, which are subsequently purchased by FNMA. Also under the terms of the agreement, FNMA does not purchase the servicing rights associated with the loans originated and sold by the Company until the volume of mortgage loans purchased by FNMA exceeds $10,000.

At June 30, 2003, there were no loans sold to FNMA for which the Company had retained the servicing rights. However, in future periods the value of mortgage servicing rights retained by the Company could result in a servicing asset or liability that would be recorded in the Company’s consolidated balance sheets.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $171 at June 30, 2003 and $347 at December 31, 2002. There were no foreclosed properties as of June 30, 2003 or December 31, 2002. Nonaccrual loans were $171 at June 30, 2003 and $347 at December 31, 2002. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at June 30, 2003 and December 31, 2002.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 25.41% as of June 30, 2003 compared to 29.24% as of December 31, 2002. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at June 30, 2003 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $21,180 at June 30, 2003 compared to $20,372 at December 31, 2002. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 2003, the Company’s leverage ratio was 9.54% compared to 9.44% at December 31, 2002. Each of these ratios exceeded the required minimum leverage ratio of 4%.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 17 herein and “Loans and Allowance for Loan Losses” on page 27 of the Company’s 2002 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

The provisions of SFAS No. 149 must be applied for derivative and hedging relationships entered into or modified after June 30, 2003. As of June 30, 2003, the adoption of SFAS No. 149, specifically related to our commitments to sell mortgage loans to the secondary market, is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

As of June 30, 2003, there are no other new accounting standards which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	CONTROLS AND PROCEDURES

Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer, and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer, of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the period in which this report is being prepared. They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation of these controls and procedures, concluded that the Company’s disclosure controls and procedures were effective.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 8, 2003.

At the 2003 Annual Meeting, the following persons were elected to serve as Class III Directors, serving until the 2006 Annual Meeting.

Name	For	Abstain
Herman P. Rogers, Jr.	1,077,076	1,299
Carroll E. Shelton	1,077,098	1,278
John L. Waller	1,078,298	78
Michael E. Watson	1,072,166	6,210

Class I and II directors will continue in office until the 2004 and 2005 Annual Meetings of Shareholders, respectively.

Class I	Class II
A. Willard Arthur	James E. Burton, IV
John P. Erb	James P. Kent, Jr.
Robert H. Gilliam, Jr.	Percy O. Moore
R.B. Hancock, Jr.	William F. Overacre

No other matters were voted on during the 2003 Annual Meeting.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2

Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3

VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION (Registrant)

/s/ ROBERT H. GILLIAM, JR.
Robert H. Gilliam, Jr., President and
(principal executive officer)

AUGUST 13, 2003

Date

/s/ BRYAN M. LEMLEY
Bryan M. Lemley, Secretary, (principal financial and accounting officer)

AUGUST 13, 2003

Date