Form 10QSB
period 2003-09-30
PINNACLE BANKSHARES CORP
filed 2003-11-13
CIK 1031233

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At October 8, 2003, 1,457,406 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:  Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10–QSB

September 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and cash equivalents:
Cash and due from banks	$5,162	$4,516
Federal funds sold	14,886	15,447

Total cash and cash equivalents	20,048	19,963
Securities:
Available-for-sale, at fair value	26,476	32,158
Held-to-maturity, at amortized cost	8,647	10,573
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	598	565
Mortgage loans held for sale	53	—
Loans, net	145,082	129,999
Bank premises and equipment, net	4,183	3,906
Accrued income receivable	913	1,019
Other assets	1,506	1,641

Total assets	$207,581	$199,899

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$17,382	$14,468
Savings and NOW accounts	60,021	59,684
Time	107,499	104,091

Total deposits	184,902	178,243

Note payable to Federal Home Loan Bank	425	500
Accrued interest payable	613	496
Other liabilities	483	288

Total liabilities	186,423	179,527

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,457,406 shares in 2003 and 1,453,203 in 2002	4,372	4,360
Capital surplus	562	503
Retained earnings	15,522	14,675
Accumulated other comprehensive income, net	702	834

Total stockholders’ equity	21,158	20,372

Total liabilities and stockholders’ equity	$207,581	$199,899

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Interest income:
Interest and fees on loans	$2,265	$2,346
Interest on securities:
U.S. Treasury	—	16
U.S. Government agencies	123	258
Corporate	142	115
States and political subdivisions (taxable)	71	71
States and political subdivisions (tax exempt)	117	137
Other	6	8
Interest on federal funds sold	33	48

Total interest income	2,757	2,999

Interest expense:
Interest on deposits:
Savings and NOW accounts	155	172
Time - under $100,000	661	789
Time - $100,000 and over	178	214
Other interest expense	7	8

Total interest expense	1,001	1,183

Net interest income	1,756	1,816

Provision for loan losses	105	105

Net interest income after provision for loan losses	1,651	1,711
Noninterest income:
Service charges on deposit accounts	311	181
Fees on sales of mortage loans	172	86
Commissions and fees	56	43
Other operating income	202	91

Total noninterest income	741	401

Noninterest expense:
Salaries and employee benefits	990	828
Occupancy expense	88	82
Furniture and equipment	179	137
Office supplies and printing	51	34
Other operating expenses	452	398

Total noninterest expense	1,760	1,479

Income before income tax expense	632	633

Income tax expense	177	171

Net income	$455	$462

Net income per share:
Basic	$0.31	$0.32
Diluted	$0.31	$0.32

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Interest income:
Interest and fees on loans	$6,713	$7,091
Interest on securities:
U.S. Treasury	27	48
U.S. Government agencies	465	802
Corporate	412	324
States and political subdivisions (taxable)	235	298
States and political subdivisions (tax exempt)	365	414
Other	22	24
Interest on federal funds sold	117	172

Total interest income	8,356	9,173

Interest expense:
Interest on deposits:
Savings and NOW accounts	437	514
Time - under $100,000	2,030	2,608
Time - $100,000 and over	550	667
Other interest expense	21	26

Total interest expense	3,038	3,815

Net interest income	5,318	5,358

Provision for loan losses	362	315

Net interest income after provision for loan losses	4,956	5,043
Noninterest income:
Service charges on deposit accounts	990	494
Net realized gain on securities	—	3
Fees on sales of mortgage loans	431	289
Commissions and fees	141	179
Other operating income	418	292

Total noninterest income	1,980	1,257

Noninterest expense:
Salaries and employee benefits	2,824	2,494
Occupancy expense	253	235
Furniture and equipment	468	399
Office supplies and printing	139	108
Other operating expenses	1,411	1,164

Total noninterest expense	5,095	4,400

Income before income tax expense	1,841	1,900

Income tax expense	515	501

Net income	$1,326	$1,399

Net income per share:
Basic	$0.91	$0.96
Diluted	$0.90	$0.96

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2003

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2002	1,453,203	$4,360	503	14,675	834	20,372
Net income	—	—	—	1,326	—	1,326
Change in net unrealized losses on available-for-sale securities, net of deferred income tax benefit of $68	—	—	—	—	(132)	(132)
Cash dividends declared by Bankshares ($0.33 per share)	—	—	—	(479)	—	(479)
Issuance of common stock	4,203	12	59	—	—	71

Balances, September 30, 2003	1,457,406	$4,372	562	15,522	702	21,158

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net income	$1,326	$1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	286	298
Amortization of intangible assets	9	9
Amortization of unearned fees, net	(43)	(24)
Net amortization of premiums and discounts on securities	83	89
Provision for loan losses	362	315
Net realized gain on securities	—	(3)
Origination of mortgage loans held for sale	(8,523)	—
Sales of mortgage loans held for sale	8,470	—
Net decrease in:
Accrued income receivable	106	66
Other assets	287	471
Net increase (decrease) in:
Accrued interest payable	117	(128)
Other liabilities	195	264

Net cash provided by operating activities	2,675	2,756

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,330)	(6,335)
Proceeds from maturities and calls of held-to-maturity securities	4,956	1,884
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	4	1
Proceeds from maturities and calls of available-for-sale securities	1,920	2,507
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	4,775	2,439
Purchase of Federal Home Loan Bank stock	(33)	(125)
Collections on loan participations	1,252	1,792
Net increase in loans made to customers	(16,865)	(12,053)
Recoveries on loans charged off	118	89
Purchases of bank premises and equipment	(563)	(95)

Net cash used in investing activities	(8,766)	(9,896)

Cash flows from financing activites:
Net increase in demand, savings and NOW deposits	3,251	1,343
Net (increase) decrease in time deposits	3,408	(748)
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	71	31
Cash dividends paid	(479)	(436)

Net cash provided by financing activities	6,176	115

Net increase (decrease) in cash and cash equivalents	85	(7,025)
Cash and cash equivalents, beginning of period	19,963	24,183

Cash and cash equivalents, end of period	$20,048	$17,158

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2003 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders and additional information supplied in the 2002 Form 10-KSB. As discussed in the 2002 Annual Report to Shareholders, the Company has retroactively restated its operating results for the three months and nine months ended September 30, 2002 to reverse amortization expense related to reclassified goodwill in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.

The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The Company has a single reportable segment for purposes of segment reporting.

(2) Stock Options

The Company has an Incentive Stock Option Plan (the “Plan”) instituted on May 1, 1997, pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2003, there were 5,000 shares available for grant under the Plan.

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

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income, as reported	$455	$462
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$453	$460

Basic net income per share:
As reported	$0.31	$0.32
Pro forma	0.31	0.32
Diluted net income per share:
As reported	$0.31	$0.32
Pro forma	0.31	0.31

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net income, as reported	$1,326	$1,399
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(7)	(5)

Pro forma net income	$1,319	$1,394

Basic net income per share:
As reported	$0.91	$0.96
Pro forma	0.91	0.96
Diluted net income per share:
As reported	$0.90	$0.96
Pro forma	0.90	0.95

(3) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2003, are shown in the table below. As of September 30, 2003, securities with amortized costs of $4,679 and fair values of $4,995 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,991	49	3	2,037
Obligations of states and political subdivisions	5,969	227	—	6,196
Mortgage-backed securities-Government	7,292	332	42	7,582
Corporate Issues	10,110	501	—	10,611
Other securities	50	—	—	50

Totals	$25,412	1,109	45	26,476

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$53	1	—	54
Obligations of states and political subdivisions	8,594	577	—	9,171

Totals	$8,647	578	—	9,225

(5) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 are as follows:

	2003	2002
Balance at January 1,	$1,298	$1,176
Provision for loan losses	362	315
Loans charged off	(300)	(309)
Recoveries	118	89

Balance at September 30,	$1,478	$1,271

(6) Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended September 30, 2003	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$455	1,456,760	$0.31

Effect of dilutive stock options	—	14,867

Diluted net income per share	$455	1,471,627	$0.31

Three Months Ended September 30, 2002
Basic net income per share	$462	1,453,203	$0.32

Effect of dilutive stock options	—	8,739

Diluted net income per share	$462	1,461,942	$0.32

Nine Months Ended September 30, 2003	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,326	1,454,897	$0.91

Effect of dilutive stock options	—	13,380

Diluted net income per share	$1,326	1,468,277	$0.90

Nine Months Ended September 30, 2002
Basic net income per share	$1,399	1,452,949	$0.96

Effect of dilutive stock options	—	7,886

Diluted net income per share	$1,399	1,460,835	$0.96

(7) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income	$455	$462
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred income taxes	(348)	368

Total comprehensive income	$107	$830

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net income	$1,326	$1,399
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred income taxes	(132)	657

Total comprehensive income	$1,194	$2,056

(8) Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.

Pursuant to an agreement with the Federal National Mortgage Association (FNMA), during the second quarter of 2003, the Company began a program to originate mortgage loans for sale to FNMA. At September 30, 2003, the Company had originated loans totaling $53 that were subsequently sold to FNMA.

(9) Subsequent Declaration of Cash Dividend

On October 14, 2003 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share to shareholders of record on October 24, 2003, payable on November 7, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amounts in 000’s)

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

OVERVIEW

Total assets at September 30, 2003 were $207,581, up 3.84% from $199,899 at December 31, 2002. The principal components of the Company’s assets at the end of the period were $35,123 in securities and $145,082 in net loans. During the nine month period ended September 30, 2003, net loans increased 11.60% or $15,083 from $129,999 at December 31, 2002. The Company’s lending activities are a principal source of its income. Also during the nine month period, securities decreased 17.80% or $7,608 from December 31, 2002.

Total liabilities at September 30, 2003 were $186,423, up 3.84% from $179,527 at December 31, 2002, primarily as a result of an increase in demand deposits from December 31, 2002 of $2,914 or 20.14% and an increase in time deposits from December 31, 2002 of $3,408 or 3.27%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2003 was $21,158, including $15,522 in retained earnings and $702 of accumulated other comprehensive income, net, which represents net unrealized gains on available-for-sale securities. At December 31, 2002, total stockholders’ equity was $20,372.

The Company had net income of $1,326 for the nine months ended September 30, 2003, compared with net income of $1,399 for the comparable period in 2002, a decrease of 5.22%. The Company had net income of $455 for the three months ended September 30, 2003, compared with net income of $462 for the comparable period in 2002, a decrease of 1.52%. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Profitability as measured by the Company’s return on average assets (ROA) was 0.87% for the nine months ended September 30, 2003, compared to 0.91% for the same period of 2002. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2003 was 8.48%, compared to 9.52% for the nine months ended September 30, 2002.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $5,318 for the nine month period ended September 30, 2003 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,756 for the three month period ended September 30, 2003. The net interest margin decreased to 3.83% for the nine months ended September 30, 2003, from 3.95% for the nine months ended September 30, 2002. The decrease was caused by the decrease in loan yields slightly exceeding the decrease in deposit costs.

Interest expense decreased 20.37% and 15.38% for the nine and three month periods ended September 30, 2003, respectively, compared to the same periods of 2002 due to the impact of repricing of deposit liabilities.

Interest income from loans and securities decreased 8.91% and 8.07% for the nine and three month periods ended September 30, 2003, respectively, compared to the same periods of 2002 due to the overall lower interest rate environment during 2003.

Interest and fees on loans was $6,713 for the nine month period ended September 30, 2003, down from $7,091 at September 30, 2002. Interest and fees on loans was $2,265 for the three month period ended September 30, 2003, down from $2,346 at September 30, 2002.

NON-INTEREST INCOME

Non-interest income increased $723 or 57.52% for the nine month period ended September 30, 2003 compared to the same period of 2002. Non-interest income increased $340, or 84.79% when comparing the three month period ended September 30, 2003 to the same period of 2002. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The increases from 2002 were primarily due to a 100.40% increase in service charges on deposits due to the implementation of the overdraft privilege program in December of 2002. Also contributing to the increase was a 49.13% increase in fees on the sale of mortgage loans as a result of increased loan production during the first nine months of 2003 when compared to the same period of 2002. Other operating income also increased due primarily to an increase in surcharges for non-customer ATM transactions and an increase in loan fee income.

NON-INTEREST EXPENSE

Non-interest expense increased $695 or 15.80%, for the nine month period ended September 30, 2003 compared to the same period of 2002. Non-interest expense increased $281 or 19.00% for the three month period ended September 30, 2003 compared to the same period of 2002. The increase in non-interest expense is primarily attributable to the $330 increase or 13.23% growth in the Company’s personnel expenses, a consulting expense of $82 related to improving efficiencies within the Company, expenses and loss associated with the sale of land totaling approximately $38 and administrative expenses associated with the overdraft privilege program of $106 during the first nine months of 2003.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $362 in the first nine months of 2003 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account factors such as the methodology used to calculate the allowance. The allowance for loan losses was $1,478 as of September 30, 2003, representing approximately 1.01% of loans receivable. Management believes the allowance was adequate as of September 30, 2003 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

MORTGAGE LOANS HELD FOR SALE

For the first nine months of 2003, under an agreement with the Federal National Mortgage Association (FNMA), we originated mortgage loans totaling $8,523. At September 30, 2003, $53 of these loans had not been sold to FNMA. Under the agreement with FNMA, the Company funds mortgage loans originated for sale to FNMA, which are subsequently purchased by FNMA. Under the terms of the agreement, FNMA does not purchase the servicing rights associated with the loans originated and sold by the Company until the volume of mortgage loans purchased by FNMA exceeds $10,000.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $221 at September 30, 2003 and $347 at December 31, 2002. There were no foreclosed properties as of September 30, 2003 or December 31, 2002. Nonaccrual loans were $221 at September 30, 2003 and $347 at December 31, 2002. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at September 30, 2003 and December 31, 2002.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 25.54% as of September 30, 2003 compared to 29.24% as of December 31, 2002. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at September 30, 2003 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $21,158 at September 30, 2003 compared to $20,372 at December 31, 2002. At September 30, 2003, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.53% compared to 9.28% at December 31, 2002. Each of these ratios exceeded the required minimum leverage ratio of 4%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2003, there are no new accounting standards that are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3. CONTROLS AND PROCEDURES

Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer, and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer, of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the period in which this report is being prepared. They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, concluded that the Company’s disclosure controls and procedures were operating effectively.

There was no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 13, 2003	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer (principal executive officer)

NOVEMBER 13, 2003	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)