Form 10KSB
period 2003-12-31
PINNACLE BANKSHARES CORP
filed 2004-03-17
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Name of small business issuer in its charter)

VIRGINIA	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 29
Altavista, Virginia 24517	24517-0029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (434) 369-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $3.00

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the fiscal year ended December 31, 2003: $13,640,000

The aggregate market value of the issuer’s Common Stock held by nonaffiliates as of February 6, 2004: $28,055,066

The number of shares outstanding of the issuer’s Common Stock as of March 16, 2004: 1,457,406 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders are incorporated by reference in Part II of this report, which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 13, 2004 are incorporated by reference in Part III of this report.

Transitional small business disclosure format:     Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

2003 FORM 10-KSB ANNUAL REPORT

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

The Bank was organized as a national bank in 1908 and commenced general banking operations in December of that year, providing services to commercial and agricultural businesses and individuals in the Altavista area. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit.

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, southeastern Bedford County, and the city of Lynchburg from facilities located in the town of Altavista and the city of Lynchburg, Virginia. In October 1998, the Company opened a mortgage loan production office in Forest, Virginia. In June 1999 the Company opened The Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. The Company opened these offices to better serve the Lynchburg and northern Campbell County areas.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property sold land held for sale in 2003 and purchased land in Forest, Virginia that will be used to build a new branch facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. No activity occurred in 2004 for First Properties, Inc.

Competition

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

Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to the acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, over a more diverse geographic area. Although major banks have these competitive advantages over small independent banks, the Bank has actively tried to turn the loss of local independent banks to its competitive advantage by soliciting customers who prefer the personal service offered by a small independent bank.

The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition. Two industries that have been affected in the area are the textile and furniture industry. Cheaper production costs overseas has led to job layoffs and a few plant closings in the immediate area but has not affected the company’s overall profitability.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure of the Company’s corporate operations and internal controls. The Company is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

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

The Company is required to file periodic reports with the FRB and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and the Bank, as well as any arrangements between the Company and the Bank, with the cost of any such examinations to be borne by the Company.

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

Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company’s ability to pay dividends on its Common Stock. See “Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted as a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”). At least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2003, the Company and Bank both met all applicable capital requirements imposed by regulation.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

a. Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

b. Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

c. Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or (iii) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

d. Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 6% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or (iii) having a Leverage Ratio of less than 3%.

e. Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2003, both the Company and the Bank were considered “well capitalized.”

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

The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or less than adequately capitalized (“3”), as defined under the Prompt Corrective Action Regulations. In addition, each insured depository institution is assigned to one of three “supervisory subgroups.” Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Company is categorized as a well-capitalized institution in subgroup “A”.

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development (“HUD”), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

The GLBA and certain new regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

Employees

As of December 31, 2003, the Company had 82 full-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (58)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and The First National Bank of Altavista since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (53)	Senior Vice President of Pinnacle Bankshares Corporation and The First National Bank of Altavista since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (32)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000; Internal Auditor of The First National Bank of Altavista from March through June 2000; Senior Auditor for One Valley Bancorp from August 1994 through February 2000.

Item 2. Description of Property.

The Company’s main office and corporate headquarters, located at 622 Broad Street in downtown Altavista, Virginia, is owned and principally occupied by the Bank.

The Vista Office, located at 1301 N. Main Street in Altavista, Virginia, consists of a single-story building owned by the Bank.

First National Mortgage, located at 17841 Forest Road in Forest, Virginia, consists of a single-story building leased annually for $800 per month by the Bank.

The Airport Office, located at 14580 Wards Road in Campbell County, Virginia, consists of a single-story building owned by the Bank.

The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank.

The Brookville Plaza Office, located at 7805 Timberlake Road in Lynchburg, Virginia, consists of office space leased for $3,125 per month through May, 2006 by the Bank in a local supermarket.

All of these properties are in good operating condition and are adequate for the Company’s present and anticipated future needs. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3. Legal Proceedings.

Neither the Company nor any of its properties is involved in any pending legal proceedings, nor are any such proceedings threatened, other than nonmaterial proceedings arising in the ordinary course of the Company’s business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The information contained on page 49 of the 2003 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters”, is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 21 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Financial Statements.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 22 through 48 of the 2003 Annual Report to Shareholders, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information presented under the caption “Change in Independent Auditors” on page 11 of the 2004 Proxy Statement is incorporated herein by reference.

Item 8A. Controls and Procedures.

Pursuant to provisions of the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, for the Company. They have designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on their evaluation, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-KSB.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders (“2004 Proxy Statement”) to be held on April 13, 2004.

Item 9. Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company is contained on pages 3 through 6 of the 2004 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 10 of the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee is contained on pages 10 and 11 of the 2004 Proxy Statement under the caption “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of this Code of Conduct is attached hereto as Exhibit 14.

Item 10. Executive Compensation.

Information on Executive Compensation is contained on pages 6 through 9 of the 2004 Proxy Statement and is incorporated herein by reference. Information on compensation of directors is contained on page 6 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 and 3 of the 2004 Proxy Statement and is incorporated herein by reference.

Information as of December 31, 2003 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance is contained on page 7 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information on Interests of Management in Certain Transactions is contained on page 6 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

13	2003 Annual Report to Shareholders

14	Pinnacle Bankshares Corporation Code of Conduct and Conflict of Interest Policy

21	Subsidiaries

23	Consent of KPMG LLP

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed January 29, 2004, reporting a change in independent auditor.

Item 14. Principal Accountant Fees and Services.

The information contained on page 12 of the 2004 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MARCH 9, 2004 Date	/s/ Robert H. Gilliam, Jr.
Robert H. Gilliam Jr., President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Gilliam, Jr. Robert H. Gilliam, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2004

/s/ Bryan M. Lemley Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 9, 2004

/s/ A. Willard Arthur A. Willard Arthur	Director	March 9, 2004

/s/ James E. Burton, IV James E. Burton, IV	Director	March 9, 2004

/s/ John P. Erb John P. Erb	Director	March 9, 2004

/s/ R.B. Hancock, Jr. R.B. Hancock, Jr.	Director	March 9, 2004

/s/ James P. Kent, Jr. James P. Kent, Jr.	Director	March 9, 2004

/s/ Percy O. Moore Percy O. Moore	Director	March 9, 2004

/s/ William F. Overacre William F. Overacre	Director	March 9, 2004

/s/ Herman P. Rogers, Jr. Herman P. Rogers, Jr.	Director	March 9, 2004

/s/ Carroll E. Shelton Carroll E. Shelton	Vice President and Director	March 9, 2004

/s/ John L. Waller John L. Waller	Director	March 9, 2004

/s/ Michael E. Watson Michael E. Watson	Director	March 9, 2004