Form 10QSB
period 2004-03-31
PINNACLE BANKSHARES CORP
filed 2004-05-10
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At April 13, 2004, 1,457,406 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,140	$3,967
Federal funds sold	10,377	9,799

Total cash and cash equivalents	14,517	13,766

Securities (note 3):
Available-for-sale, at fair value	27,300	27,289
Held-to-maturity, at amortized cost	8,416	9,819
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	598	598
Mortgage loans held for sale	160	53
Loans, net (note 4)	149,461	147,883
Bank premises and equipment, net	4,250	4,270
Accrued income receivable	920	908
Other assets	1,767	1,683

Total assets	$207,464	$206,344

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$17,997	$16,688
Savings and NOW accounts	61,998	62,648
Time	104,791	104,529

Total deposits	184,786	183,865

Note payable to Federal Home Loan Bank	375	400
Accrued interest payable	414	407
Other liabilities	60	237

Total liabilities	185,635	184,909

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,457,406 shares in 2004 and 2003	4,372	4,372
Capital surplus	562	562
Retained earnings	16,086	15,807
Accumulated other comprehensive income	809	694

Total stockholders’ equity	21,829	21,435

Total liabilities and stockholders’ equity	$207,464	$206,344

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Interest income:
Interest and fees on loans	$2,167	$2,202
Interest on securities:
U.S. Treasury	0	16
U.S. Government agencies	124	193
Corporate	131	133
States and political subdivisions (taxable)	88	92
States and political subdivisions (tax exempt)	115	128
Other	5	7
Interest on federal funds sold	27	41

Total interest income	2,657	2,812

Interest expense:
Interest on deposits:
Savings and NOW accounts	95	120
Time - under $100,000	588	725
Time - $100,000 and over	160	193
Other interest expense	6	6

Total interest expense	849	1,044

Net interest income	1,808	1,768

Provision for loan losses	108	152

Net interest income after provision for loan losses	1,700	1,616

Noninterest income:
Service charges on deposit accounts	298	346
Net realized gain on securities	0	5
Fees on sales of mortgage loans	90	128
Commissions and fees	48	44
Other operating income	134	96

Total noninterest income	570	619

Noninterest expense:
Salaries and employee benefits	954	891
Occupancy expense	86	83
Furniture and equipment	135	139
Office supplies and printing	41	42
Other operating expenses	442	373

Total noninterest expense	1,658	1,528

Income before income tax expense	612	707

Income tax expense	172	203

Net income	$440	$504

Basic net Income per share (note 5)	$0.30	$0.35

Diluted net income per share (note 5)	$0.30	$0.34

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2003	1,457,406	$4,372	562	15,807	694	21,435

Net income	—	—	—	440	—	440
Change in net unrealized gains on available-for-sale-securities, net of deferred income tax benefit of $24	—	—	—	—	115	115

Cash dividends declared by Banshares ($0.11 per share)	—	—	—	(160)	—	(160)

Balances, March 31, 2004	1,457,406	$4,372	562	16,087	809	21,830

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$440	$504

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	91	94
Amortization of intangible assets	3	4
Amortization of unearned fees, net	14	(19)
Net amortization of premiums and discounts on securities	14	23
Provision for loan losses	44	152
Originations of mortgage loans held for sale	(1,604)	—
Sales of mortgage loans held for sale	1,497	—
Net realized gain on calls and sales of securities	—	(5)
Net decrease (increase) in:
Accrued income receivable	(12)	48
Other assets	(148)	(53)
Net increase (decrease) in:
Accrued interest payable	7	1
Other liabilities	(177)	136

Net cash provided by operating activities	169	885

Cash flows from investing activities:
Purchases of available-for-sale securities	(870)	(2,538)
Proceeds from maturities and calls of held-to-maturity securities	1,403	439
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	—	—
Proceeds from maturities and calls of available-for-sale securities	368	2,385
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	653	1,814
Purchase of Federal Home Loan Bank stock	—	(33)
Collections on loan participations	369	384
Net increase in loans made to customers	(2,022)	(6,840)
Recoveries on loans charged off	16	13
Purchases of bank premises and equipment	(71)	(36)

Net cash used in investing activities	(154)	(4,412)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	659	5,521
Net increase (decrease) in time deposits	262	(718)
Repayments of note payable to Federal Home Loan Bank	(25)	(25)
Proceeds from issuance of common stock	—	—
Cash dividends paid	(160)	(160)

Net cash provided by financing activities	736	4,618

Net increase (decrease) in cash and cash equivalents	751	1,091

Cash and cash equivalents, beginning of period	13,766	19,963

Cash and cash equivalents, end of period	$14,517	$21,054

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2003 Annual Report to Shareholders and additional information supplied in the 2003 Form 10-KSB. As discussed in the 2003 Annual Report to Shareholders, the Company has retroactively restated its operating results for the three months ended March 31, 2003 to reverse amortization expense related to reclassified goodwill back to the beginning of 2002 in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.

The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2004, are shown in the table below. As of March 31, 2004, securities with amortized costs of $4,681 and fair values of $4,923 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,151	72	—	3,223
Obligations of states and political subdivisions	6,693	400	(1)	7,092
Mortgage-backed securities-Government	6,580	234	—	6,814
Corporate Issues	9,599	522	—	10,121
Other securities	50	—	—	50

Totals	$26,073	1,228	(1)	27,300

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	8,416	531	—	8,947

Totals	$8,416	531	—	8,947

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance at January 1,	$1,528	$1,298

Provision for loan losses	108	152

Loans charged off	(79)	(124)

Recoveries	16	13

Balance at March 31,	$1,573	$1,339

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended March 31, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$440	1,457,406	$0.30

Effect of dilutive stock options	—	16,285

Diluted net income per share	$440	1,473,691	$0.30

Three Months Ended March 31, 2003
Basic net income per share	$504	1,453,203	$0.35

Effect of dilutive stock options	—	11,753

Diluted net income per share	$504	1,464,956	$0.34

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$440	$504
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	115	(46)

Total comprehensive income	$555	$458

(7) Stock Options

The Company has an Incentive Stock Option Plan (the “Plan”) instituted on the effective date of May 1, 1997, pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2004, there were 5,000 shares available for grant under the Plan.

The Company also has an additional Incentive Stock Option Plan (the “2004 Plan”) instituted on the effective date of May 1, 2004, pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The 2004 Plan, approved by the Company’s stockholders on April 13, 2004, authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock are reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$440	$504
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$438	$502

Basic net income per share:
As reported	$0.30	$0.35
Pro forma	0.30	0.35
Diluted net income per share:
As reported	$0.30	$0.34
Pro forma	0.30	0.34

(8) Subsequent Declaration of Cash Dividend

On April 13, 2004 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share payable to shareholders of record as of April 23, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-QSB. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW

Total assets at March 31, 2004 were $207,464 up 0.54% from $206,344 at December 31, 2003. The principal components of the Company’s assets at the end of the period were $35,716 in securities and $149,461 in net loans. During the three month period ended March 31, 2004, net loans increased 1.07% or $1,578 from $147,883 at December 31, 2003. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 3.75% or $1,392 from December 31, 2003.

Total liabilities at March 31, 2004 were $185,635, up 0.39% from $184,909 at December 31, 2003, primarily as a result of an increase in demand deposits from December 31, 2003 of $1,309 or 7.84%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2004 was $21,829, including $16,086 in retained earnings and $809 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2003, total stockholders’ equity was $21,435.

The Company had net income of $440 for the three months ended March 31, 2004, compared with net income of $504 for the comparable period in 2003, a decrease of 12.70%. This decrease in net income was primarily due to a decrease in service charges on deposit accounts, a decrease in fees on sales of mortgage loans, and increase in salaries and employee benefits and other operating expenses.

Profitability as measured by the Company’s return on average assets (ROA) was 0.85% for the three months ended March 31, 2004, down from 1.01% for the same period of 2003. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2004 was 8.14%, compared to 9.82% for the three months ended March 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $1,808 for the three months ended March 31, 2004 compared to $1,768 for the three months ended March 31, 2003 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin increased to 3.84% for the three months ended March 31, 2004, from 3.82% for the three months ended March 31, 2003. The increase was due to the downward repricing of deposits at a faster rate than the Company’s loans.

Interest expense on deposits decreased 18.68% in the first quarter of 2004 compared to the first quarter of 2003 due to the impact of repricing of deposit liabilities during 2003 and the first quarter of 2004 noted above. Interest income on loans and securities decreased 5.51% in the first quarter of 2004 compared to the first quarter of 2003, as loans and securities continued to reprice due to the overall lower interest rate environment during 2003 and the first quarter of 2004. Interest and fees on loans was $2,167 for the three-month period ended March 31, 2004, down from $2,202 for the same period in 2003.

NON-INTEREST INCOME

Non-interest income decreased $49 or 7.92% for the three-month period ended March 31, 2004 compared to the same period of 2003. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The decrease from 2003 was primarily due to a 13.87% decrease in service charges on deposits and a 29.69% decrease in fees on sales of mortgage loans. The Company implemented an overdraft privilege program in December of 2002 that translated to a large increase in service charges in the first quarter of 2003. The program continues to perform well although not at 1st quarter 2003 levels. The decrease in fees on the sale of mortgage loans is due to the lack of growth in the mortgage loan market in the first quarter of 2004. The Company did experience a 39.58% increase in other operating income primarily due to a $13 increase in loan fee income and a $10 increase in fee income for other services.

NON-INTEREST EXPENSE

Non-interest expense increased $130 or 8.51%, for the three-month period ended March 31, 2004 compared to the same period of 2003. The increase in non-interest expense when comparing the two periods is primarily attributable to the growth of the Company’s personnel expenses and an 18.50% increase in other operating expenses. This increase is attributable to a $30 consultant expense to establish an employee incentive compensation program and an increase in fees associated with the overdraft privilege the Company was not required to pay in the first two months of 2003.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $108 in the first three months of 2004 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,573 as of March 31, 2004, representing approximately 1.04% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2004 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $343 at March 31, 2004 and $260 at December 31, 2003. There were no foreclosed properties as of March 31, 2004, or as of December 31, 2003. Nonaccrual loans were $347 at March 31, 2004 and $260 at December 31, 2003. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at March 31, 2004.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 23.21% as of March 31, 2004 compared to 22.33% as of December 31, 2003. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

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

Stockholders’ equity reached $21,829 at March 31, 2004 compared to $21,435 at December 31, 2003. At March 31, 2004, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.85% compared to 9.79% at December 31, 2003. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2004 equaled $91. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2004, the Company had unused loan commitments of $38,177, including $32,761 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 17 herein and “Loans and Allowance for Loan Losses” on page 28 of the Company’s 2003 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

As of May 10, 2004, there are no new accounting standards that are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3. CONTROLS AND PROCEDURES

Pursuant to provisions of the Securities Exchange Act of 1934, Robert H. Gilliam, Jr., President and Chief Executive Officer, and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer, of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on their evaluation, concluded that the Company’s disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial report and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in the Company’s internal control over financial reporting or control of assets during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Reports on Form 8-K

A report on Form 8-K was filed on January 29, 2004, to report a change in the registrant’s certifying accountant and amended by a Form 8-K/A filed on March 25, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

Date MAY 10, 2004	/s/ Robert H. Gilliam, Jr.
Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

Date MAY 10, 2004	/s/ Bryan M. Lemley
Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)