Form 10QSB
period 2004-06-30
PINNACLE BANKSHARES CORP
filed 2004-08-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

At July 13, 2004, 1,457,406 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒ .

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

June 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2004 (Unaudited)	December 31, 2003
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,023	$3,967
Federal funds sold	9,262	9,799

Total cash and cash equivalents	13,285	13,766

Securities (note 3):
Available-for-sale, at fair value	28,204	27,289
Held-to-maturity, at amortized cost	8,716	9,819
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	571	598
Mortgage loans held for sale (note 8)	—	53
Loans, net (note 4)	152,517	147,883
Bank premises and equipment, net	4,939	4,270
Accrued income receivable	905	908
Other assets	2,147	1,683

Total assets	$211,359	$206,344

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$19,803	$16,688
Savings and NOW accounts	62,422	62,648
Time	106,626	104,529

Total deposits	188,851	183,865

Note payable to Federal Home Loan Bank	350	400
Accrued interest payable	417	407
Other liabilities	142	237

Total liabilities	189,760	184,909

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,457,406 shares in 2004 and 1,455,708 in 2003	4,372	4,372
Capital surplus	562	562
Retained earnings	16,421	15,807
Accumulated other comprehensive income	244	694

Total stockholders’ equity	21,599	21,435

Total liabilities and stockholders’ equity	$211,359	$206,344

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Interest income:
Interest and fees on loans	$2,165	$2,246
Interest on securities:
U.S. Treasury		11
U.S. Government agencies	125	149
Corporate	131	137
States and political subdivisions (taxable)	68	72
States and political subdivisions (tax exempt)	111	120
Other	8	9
Interest on federal funds sold	29	43

Total interest income	2,637	2,787

Interest expense:
Interest on deposits:
Savings and NOW accounts	79	162
Time - under $100,000	583	644
Time - $100,000 and over	163	179
Other interest expense	4	8

Total interest expense	829	993

Net interest income	1,808	1,794

Provision for loan losses	55	106

Net interest income after provision for loan losses	1,753	1,688

Noninterest income:
Service charges on deposit accounts	329	333
Net realized loss on securities	—	(5)
Fees on sales of mortgage loans	77	131
Commissions and fees	45	41
Other operating income	114	120

Total noninterest income	565	620

Noninterest expense:
Salaries and employee benefits	938	943
Occupancy expense	82	82
Furniture and equipment	142	150
Office supplies and printing	28	46
Other operating expenses	432	585

Total noninterest expense	1,622	1,806

Income before income tax expense	696	502

Income tax expense	201	135

Net income	$495	$367

Net income per share (note 5):
Basic	$0.34	$0.25
Diluted	$0.34	$0.25

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Interest income:
Interest and fees on loans	$4,332	$4,448
Interest on securities:
U.S. Treasury	—	27
U.S. Government agencies	249	342
Corporate	262	270
States and political subdivisions (taxable)	156	164
States and political subdivisions (tax exempt)	226	248
Other	13	16
Interest on federal funds sold	56	84

Total interest income	5,294	5,599

Interest expense:
Interest on deposits:
Savings and NOW accounts	174	282
Time - under $100,000	1,171	1,369
Time - $100,000 and over	323	372
Other interest expense	10	14

Total interest expense	1,678	2,037

Net interest income	3,616	3,562
Provision for loan losses	163	257

Net interest income after provision for loan losses	3,453	3,305

Noninterest income:
Service charges on deposit accounts	627	679
Net realized gain on securities	—	—
Fees on sales of mortgage loans	167	259
Commissions and fees	93	85
Other operating income	248	216

Total noninterest income	1,135	1,239

Noninterest expense:
Salaries and employee benefits	1,892	1,834
Occupancy expense	168	165
Furniture and equipment	277	289
Office supplies and printing	69	88
Other operating expenses	874	959

Total noninterest expense	3,280	3,335

Income before income tax expense	1,308	1,209

Income tax expense	373	338

Net income	$935	$871

Net income per share (note 5):
Basic	$0.64	$0.60
Diluted	$0.63	$0.59

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2003	1,457,406	$4,372	562	15,807	694	21,435

Net income	—	—	—	935	—	935
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $24	—	—	—	—	(450)	(450)
Cash dividends declared by Bankshares ($0.22 per share)	—	—	—	(321)	—	(321)

Balances, June 30, 2004	1,457,406	$4,372	562	16,421	244	21,599

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$935	$871

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	183	190
Amortization of intangible assets	6	6
Accretion (Amortization) of unearned fees, net	35	(36)
Net amortization of premiums and discounts on securities	30	53
Provision for loan losses	163	257
Net realized gain on securities	—	—
Originations of mortgage loans held for sale	(1,604)	(221)
Sales of mortgage loans held for sale	1,657	—
Net decrease (increase) in:
Accrued income receivable	3	78
Other assets	(203)	200
Net increase (decrease) in:
Accrued interest payable	10	(69)
Other liabilities	(95)	171

Net cash provided by operating activities	1,120	1,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,462)	(2,751)
Purchases of held-to-maturity securities	(301)	—
Proceeds from maturities and calls of held-to-maturity securities	1,403	1,415
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	—	4
Proceeds from maturities and calls of available-for-sale securities	393	3,705
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	1,440	3,308
Purchase (sale) of Federal Home Loan Bank stock	27	(33)
Collections on loan participations	1,043	793
Net increase in loans made to customers	(5,948)	(14,768)
Recoveries on loans charged off	41	94
Purchases of bank premises and equipment	(852)	(91)

Net cash used in investing activities	(6,216)	(8,324)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	2,889	4,129
Net increase in time deposits	2,097	582
Repayments of note payable to Federal Home Loan Bank	(50)	(50)
Proceeds from issuance of common stock	—	41
Cash dividends paid	(321)	(320)

Net cash provided by financing activities	4,615	4,382

Net decrease in cash and cash equivalents	(481)	(2,442)

Cash and cash equivalents, beginning of period	13,766	19,963

Cash and cash equivalents, end of period	$13,285	$17,521

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2004 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2003 Annual Report to Shareholders and additional information supplied in the 2003 Form 10-KSB.

The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2004, are shown in the table below. As of June 30, 2004, securities with amortized costs of $4,472 and fair values of $4,611 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,627	6	12	3,621
Obligations of states and political subdivisions	7,297	198	102	7,393
Mortgage-backed securities- Government	7,269	126	101	7,294
Corporate Issues	9,592	257	3	9,846
Other securities	50	—	—	50

Totals	$27,835	587	218	28,204

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	8,716	313	56	8,973

Totals	$8,716	313	56	8,973

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance at January 1,	$1,528	$1,298
Provision for loan losses	163	257
Loans charged off	(123)	(262)
Recoveries	41	94

Balance at June 30,	$1,609	$1,387

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2004
Basic net income per share	$495	1,457,406	$0.34

Effect of dilutive stock options	—	15,176

Diluted net income per share	$495	1,472,582	$0.34

Three Months Ended June 30, 2003
Basic net income per share	$367	1,454,689	$0.25

Effect of dilutive stock options	—	13,200

Diluted net income per share	$367	1,467,889	$0.25

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2004
Basic net income per share	$935	1,457,406	$0.64

Effect of dilutive stock options	—	15,740

Diluted net income per share	$935	1,473,146	$0.63

Six Months Ended June 30, 2003
Basic net income per share	$871	1,453,950	$0.60

Effect of dilutive stock options	—	12,768

Diluted net income per share	$871	1,466,718	$0.59

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income	$495	$367
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	(566)	262

Total comprehensive income	$(71)	$629

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income	$935	$871
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	(450)	216

Total comprehensive income	$485	$1,087

7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2004, there were 5,000 shares available for grant under the 1997 Plan.

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock are reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.

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

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$495	$367
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$493	$365

Basic net income per share:
As reported	$0.34	$0.25
Pro forma	0.34	0.25

Diluted net income per share:
As reported	$0.34	$0.25
Pro forma	0.33	0.25

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$935	$871
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(4)	(4)

Pro forma net income	$931	$867

Basic net income per share:
As reported	$0.64	$0.60
Pro forma	0.64	0.60

Diluted net income per share:
As reported	$0.63	$0.59
Pro forma	0.63	0.59

(9) Subsequent Declaration of Cash Dividend

On July 13, 2004 the Board of Directors declared a quarterly cash dividend in the amount of $0.11 per common share payable to shareholders of record as of July 23, 2004.

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

OVERVIEW

Total assets at June 30, 2004 were $211,359, up 2.43% from $206,344 at December 31, 2003. The principal components of the Company’s assets at the end of the period were $36,920 in securities and $152,517 in net loans. During the six months ended June 30, 2004, net loans increased 3.13% or $4,634 from $147,883 at December 31, 2003. The Company’s lending activities are a principal source of its income. Also during the six months, securities decreased 0.51% or $188 from December 31, 2003.

Total liabilities at June 30, 2004 were $189,760, up 2.62% from $184,909 at December 31, 2003, primarily as a result of an increase in demand deposits from December 31, 2003 of $3,115 or 18.67% and an increase in time deposits from December 31, 2003 of $2,097 or 2.01%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2004 was $21,599, including $16,421 in retained earnings and $244 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2003, total stockholders’ equity was $21,435.

The Company had net income of $935 for the six months ended June 30, 2004, compared with net income of $871 for the comparable period in 2003, an increase of 7.35%. The Company had net income of $495 for the three months ended June 30, 2004, compared with net income of $367 for the comparable period in 2003, an increase of 34.88%. These increases in net income were primarily attributable to $120 of one-time other operating expenses incurred in the second quarter of 2003 that did not occur in 2004 and a decrease in the provision for loan losses of $94 for the first six months of 2004 and $51 for the second quarter of 2004 compared with the second quarter of 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 0.89% for the six months ended June 30, 2004, compared to 0.87% for the same period of 2003. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2004 was 8.65%, compared to 8.40% for the six months ended June 30, 2003.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $3,616 for the six months ended June 30, 2004 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,808 for the three months ended June 30, 2004. The net interest margin decreased to 3.81% for the six months ended June 30, 2004, from 3.89% for the six months ended June 30, 2003. The decrease was caused by lower yields on loans slightly exceeding the cost paid for deposits.

Interest income on loans and securities decreased 5.45% and 5.38% for the six and three months ended June 30, 2004, respectively, compared to the same periods of 2003 due to the loans repricing and being originated at lower interest rates and higher yielding securities maturing and being replaced by lower yielding ones in 2004 as a result of the overall lower interest rate environment.

Interest and fees from loans was $4,332 for the six months ended June 30, 2004, down from $4,448 at June 30, 2003. Interest and fees from loans was $2,165 for the three months ended June 30, 2004, down from $2,246 at June 30, 2003. Interest from securities and fed funds sold was $962 for the six months ended June 30, 2004, down from $1,151 at June 30, 2003. Interest from securities was $472 for the six months ended June 30, 2004, down from $541 at June 30,2003.

Interest expense decreased 17.62% and 16.52% for the six and three months ended June 30, 2004, respectively, compared to the same periods of 2003 due to the impact of repricing of deposit liabilities at lower interest rates.

NON-INTEREST INCOME

Non-interest income decreased $104 or 8.39% for the six months ended June 30, 2004 compared to the same period of 2003. Non-interest income decreased $55 or 8.87% when comparing the three months ended June 30, 2004 to the same period of 2003. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The decreases from 2003 were primarily due to a 35.52% decrease in fees on sales of mortgage loans as a result of a decrease in loan production during the first half of 2004. Also contributing to the decrease was a 7.66% decrease in service charges on deposits as overdraft privilege fees, although continuing to perform well, have not remained at the high 2003 levels when the overdraft privilege program was first introduced.

NON-INTEREST EXPENSE

Non-interest expense decreased $55 or 1.65%, for the six months ended June 30, 2004 compared to the same period of 2003. Non-interest expense decreased $184 or 10.19% for the three months ended June 30, 2004 compared to the same period of 2003. The decrease in non-interest expense when comparing these periods is primarily attributable to the conservative $58 increase or 3.16% growth in the Company’s personnel expenses and a $85 or 8.86% decrease in other operating expenses as a result of a one-time consulting expense of $82 related to improving efficiencies within the Company and one-time expenses and loss associated with the sale of land totaling approximately $38 incurred in the first half of 2003.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The provision for loan losses expense was $163 in the first six months of 2004 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,609 as of June 30, 2004, representing approximately 1.04% of loans receivable. Management believes the allowance was adequate as of June 30, 2004 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $511 at June 30, 2004 and $260 at December 31, 2003. There were no foreclosed properties as of June 30, 2004 or December 31, 2003. Nonaccrual loans were $511 at June 30, 2004 and $260 at December 31, 2003. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at June 30, 2004 and December 31, 2003.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 22.33% as of June 30, 2004 compared to 22.33% as of December 31, 2003. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at June 30, 2004 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $21,599 at June 30, 2004 compared to $21,435 at December 31, 2003. At June 30, 2004, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.83% compared to 9.79% at December 31, 2003. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2004 equaled $165. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2004, the Company had unused loan commitments of $37,109, including $31,754 in unused commitments with an original maturity exceeding one year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of August 11, 2004, there are no new accounting standards that are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in the Company’s internal control over financial reporting or control of assets during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of any current proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 13, 2004.

At the 2004 Annual Meeting, the following persons were elected to serve as Class I Directors, serving until the 2007 Annual Meeting, by the votes indicated:

Name	For	Abstain
A. Willard Arthur	1,094,904	2,778
John P. Erb	1,091,235	6,447
Robert H. Gilliam, Jr.	1,079,450	18,232
R.B. Hancock, Jr.	1,094,904	2,778

Class II and III directors will continue in office until the 2005 and 2006 Annual Meetings of Shareholders, respectively.

Class II	Class III
James E. Burton IV	Herman P. Rogers, Jr.
James P. Kent, Jr.	Carroll E. Shelton
William F. Overacre	John L. Waller
Michael E. Watson

Former Class II director Percy O. Moore retired from the Board of Directors effective with the 2004 Annual Meeting of Shareholders.

The shareholders also approved the 2004 Incentive Stock Plan during the 2004 Annual Meeting by the votes indicated.

	For	Against	Abstain	Broker Non-Vote
2004 Incentive Stock Plan	836,030	72,008	40,606	149,037

No other matters were voted on during the meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan(incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Reports on Form 8-K

A report on Form 8-K was filed on August 6, 2004, to report the registrant’s press release announcing second quarter financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 11, 2004 Date	/s/ Robert H. Gilliam, Jr.
Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

AUGUST 11, 2004 Date	/s/ Bryan M. Lemley
Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)