Form 10QSB
period 2004-09-30
PINNACLE BANKSHARES CORP
filed 2004-11-12
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At October 12, 2004, 1,457,406 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$4,737	$3,967
Federal funds sold	5,711	9,799

Total cash and cash equivalents	10,448	13,766

Securities (note 3):
Available-for-sale, at fair value	27,415	27,289
Held-to-maturity, at amortized cost	8,539	9,819
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	571	598
Mortgage loans held for sale (note 8)	—	53
Loans, net (note 4)	156,701	147,883
Bank premises and equipment, net	5,704	4,270
Accrued income receivable	974	908
Other assets	1,997	1,683

Total assets	212,424	$206,344

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$20,073	$16,688
Savings and NOW accounts	60,331	62,648
Time	108,911	104,529

Total deposits	189,315	183,865

Note payable to Federal Home Loan Bank	325	400
Accrued interest payable	430	407
Other liabilities	235	237

Total liabilities	190,305	184,909

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,457,406 shares in 2004 and 1,455,708 in 2003	4,372	4,372
Capital surplus	562	562
Retained earnings	16,720	15,807
Accumulated other comprehensive income	465	694

Total stockholders’ equity	22,119	21,435

Total liabilities and stockholders’ equity	$212,424	$206,344

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Interest income:
Interest and fees on loans	$2,290	$2,265
Interest on securities:
U.S. Treasury	—	—
U.S. Government agencies	127	123
Corporate	128	142
States and political subdivisions (taxable)	75	71
States and political subdivisions (tax exempt)	112	117
Other	5	6
Interest on federal funds sold	24	33

Total interest income	2,761	2,757

Interest expense:
Interest on deposits:
Savings and NOW accounts	81	155
Time - under $100,000	593	661
Time - $100,000 and over	171	178
Other interest expense	7	7

Total interest expense	852	1,001

Net interest income	1,909	1,756

Provision for loan losses	40	105

Net interest income after provision for loan losses	1,869	1,651

Noninterest income:
Service charges on deposit accounts	332	311
Net realized gain on securities	30	—
Fees on sales of mortgage loans	66	172
Commissions and fees	44	56
Other operating income	120	202

Total noninterest income	592	741

Noninterest expense:
Salaries and employee benefits	992	990
Occupancy expense	91	88
Furniture and equipment	163	179
Office supplies and printing	69	51
Other operating expenses	502	452

Total noninterest expense	1,817	1,760

Income before income tax expense	644	632

Income tax expense	185	177

Net income	$459	$455

Net income per share (note 5):
Basic	$0.31	$0.31
Diluted	$0.31	$0.31

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest income:
Interest and fees on loans	$6,622	$6,713
Interest on securities:
U.S. Treasury	—	27
U.S. Government agencies	376	465
Corporate	390	412
States and political subdivisions (taxable)	231	235
States and political subdivisions (tax exempt)	338	365
Other	18	22
Interest on federal funds sold	80	117

Total interest income	8,055	8,356

Interest expense:
Interest on deposits:
Savings and NOW accounts	255	437
Time - under $100,000	1,764	2,030
Time - $100,000 and over	494	550
Other interest expense	17	21

Total interest expense	2,530	3,038

Net interest income	5,525	5,318

Provision for loan losses	203	362

Net interest income after provision for loan losses	5,322	4,956
Noninterest income:
Service charges on deposit accounts	959	990
Net realized gain on securities	30	—
Fees on sales of mortgage loans	233	431
Commissions and fees	137	141
Other operating income	368	418

Total noninterest income	1,727	1,980

Noninterest expense:
Salaries and employee benefits	2,884	2,824
Occupancy expense	259	253
Furniture and equipment	440	468
Office supplies and printing	138	139
Other operating expenses	1,376	1,411

Total noninterest expense	5,097	5,095

Income before income tax expense	1,952	1,841

Income tax expense	558	515

Net income	$1,394	$1,326

Net income per share (note 5):
Basic	$0.96	$0.91
Diluted	$0.95	$0.90

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2003	1,457,406	$4,372	562	15,807	694	21,435
Net income	—	—	—	1,394	—	1,394
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $118	—	—	—	—	(229)	(229)
Cash dividends declared by Bankshares ($0.33 per share)	—	—	—	(481)	—	(481)

Balances, September 30, 2004	1,457,406	$4,372	562	16,720	465	22,119

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income	$1,394	$1,326

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	294	286
Amortization of intangible assets	9	9
Accretion (Amortization) of unearned fees, net	40	(43)
Net amortization of premiums and discounts on securities	(11)	83
Realized gain on securities	30	—
Provision for loan losses	203	362
Originations of mortgage loans held for sale	(1,604)	(8,523)
Sales of mortgage loans held for sale	1,657	8,470
Net decrease (increase) in:
Accrued income receivable	(66)	106
Other assets	(192)	287
Net increase (decrease) in:
Accrued interest payable	23	117
Other liabilities	(2)	195

Net cash provided by operating activities	1,775	2,675

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,462)	(4,330)
Purchases of held-to-maturity securities	(301)	—
Proceeds from maturities and calls of held-to-maturity securities	1,578	4,956
Proceeds from paydowns and maturities of held-to-maturity mortgage-backed securities	—	4
Proceeds from maturities and calls of available-for-sale securities	945	1,920
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	2,028	4,775
Purchase (sale) of Federal Home Loan Bank stock	27	(33)
Collections on loan participations	1,459	1,252
Net increase in loans made to customers	(10,608)	(16,865)
Recoveries on loans charged off	75	118
Purchases of bank premises and equipment	(1,728)	(563)

Net cash used in investing activities	(9,987)	(8,766)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	1,068	3,251
Net increase in time deposits	4,382	3,408
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	—	71
Cash dividends paid	(481)	(479)

Net cash provided by financing activities	4,894	6,176

Net decrease in cash and cash equivalents	(3,318)	85

Cash and cash equivalents, beginning of period	13,766	19,963

Cash and cash equivalents, end of period	$10,448	$20,048

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2004 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2003 Annual Report to Shareholders and additional information supplied in the 2003 Form 10-KSB.

The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2004, are shown in the table below. As of September 30, 2004, securities with amortized costs of $4,470 and fair values of $4,649 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,607	56	—	3,663
Obligations of states and political subdivisions	7,298	285	17	7,566
Mortgage-backed securities- Government	6,672	153	17	6,808
Corporate Issues	9,084	244	—	9,328
Other securities	50	—	—	50

Totals	$26,711	738	34	27,415

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	8,539	368	14	8,893

Totals	$8,539	368	14	8,893

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Balance at January 1,	$1,528	$1,298
Provision for loan losses	204	362
Loans charged off	(158)	(300)
Recoveries	75	118

Balance at September 30,	$1,649	$1,478

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended September 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$459	1,457,406	$0.31

Effect of dilutive stock options	—	15,857

Diluted net income per share	$459	1,473,263	$0.31

Three Months Ended September 30, 2003
Basic net income per share	$455	1,456,760	$0.31

Effect of dilutive stock options	—	14,867

Diluted net income per share	$455	1,471,627	$0.31

Nine Months Ended September 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,394	1,457,406	$0.96

Effect of dilutive stock options	—	15,767

Diluted net income per share	$1,394	1,473,173	$0.95

Nine Months Ended September 30, 2003
Basic net income per share	$1,326	1,454,897	$0.91

Effect of dilutive stock options	—	13,380

Diluted net income per share	$1,326	1,468,277	$0.90

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2004	September 30, 2003
Net income	$459	$455
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	220	(348)

Total comprehensive income	$679	$107

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income	$1,394	$1,326
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	(229)	(132)

Total comprehensive income	$1,165	$1,194

7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2004, there were 5,000 shares available for grant under the 1997 Plan.

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock are reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.

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

	Three Months Ended
	September 30, 2004	September 30, 2003
Net income, as reported	$459	$455
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$457	$453

Basic net income per share:
As reported	$0.31	$0.31
Pro forma	0.31	0.31
Diluted net income per share:
As reported	$0.31	$0.31
Pro forma	0.31	0.31

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income, as reported	$1,394	$1,326
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(6)	(6)

Pro forma net income	$1,388	$1,320

Basic net income per share:
As reported	$0.96	$0.91
Pro forma	0.96	0.91

Diluted net income per share:
As reported	$0.95	$0.90
Pro forma	0.95	0.90

(9) Subsequent Declaration of Cash Dividend

On October 12, 2004 the Board of Directors declared a quarterly cash dividend in the amount of $0.12 per common share payable to shareholders of record as of October 22, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Amounts in 000’s)

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

OVERVIEW

Total assets at September 30, 2004 were $212,424, up 2.95% from $206,344 at December 31, 2003. The principal components of the Company’s assets at the end of the period were $35,954 in securities and $156,701 in net loans. During the nine months ended September 30, 2004, net loans increased 5.96% or $8,818 from $147,883 at December 31, 2003. The Company’s lending activities are a principal source of its income. Also during the nine months, securities decreased 3.11% or $1,154 from December 31, 2003.

Total liabilities at September 30, 2004 were $190,305, up 2.92% from $184,909 at December 31, 2003, primarily as a result of an increase in demand deposits from December 31, 2003 of $3,385 or 20.28% and an increase in time deposits from December 31, 2003 of $4,382 or 4.19%. Savings and NOW accounts decreased by $2,317 or 3.70% from December 31, 2003 to September 30, 2004. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2004 was $22,119, including $16,720 in retained earnings and $465 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2003, total stockholders’ equity was $21,435.

The Company had net income of $1,394 for the nine months ended September 30, 2004, compared with net income of $1,326 for the comparable period in 2003, an increase of 5.13%. The Company had net income of $459 for the three months ended September 30, 2004, compared with net income of $455 for the comparable period in 2003, an increase of 0.88%. The increase in net income for the nine month period was primarily attributable to higher other operating expenses incurred in 2003 than in 2004 and a decrease in the provision for loan losses of $159. Net income for the third quarter of 2004 when compared to the third quarter of 2003 was affected by an 8.71% increase in net interest income, a 61.90% decrease in provision for loan losses, a 20.11% decrease in non-interest income and a 3.24% increase in non-interest expense. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 0.88% for the nine months ended September 30, 2004,

compared to 0.87% for the same period of 2003. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2004 was 8.55%, compared to 8.48% for the nine months ended September 30, 2003.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $5,525 for the nine months ended September 30, 2004 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,909 for the three months ended September 30, 2004. The net interest margin increased to 3.85% for the nine months ended September 30, 2004, from 3.83% for the nine months ended September 30, 2003. The slight increase in net interest margin is due primarily to the upward repricing of the adjustable rate credits in the bank’s loan portfolio due to three prime rate increases in the third quarter of 2004 totaling 0.75%. Deposit interest rates in the third quarter were also repriced. However the rate increases in the loan portfolio exceeded the rate increases in the deposit portfolio; hence, the increase in the margin. Should interest rates continue to rise in the remainder of 2004, management expects the net interest margin to continue to improve due to the level of adjustable rate credits in the bank’s loan portfolio.

Interest income on loans and securities decreased 3.60% for the nine months ended September 30, 2004 and increased 0.15% three months ended September 30, 2004 compared to the same periods of 2003 due to the loans repricing and being originated at lower interest rates in the first and second quarter of 2004 and higher yielding securities maturing and being replaced by lower yielding ones in 2004 as a result of the overall lower interest rate environment. When comparing the third quarter of 2004 with the third quarter of 2003, interest income on loans and securities showed little change.

Interest and fees from loans was $6,622 for the nine months ended September 30, 2004, down from $6,713 at September 30, 2003. Interest and fees from loans was $2,290 for the three months ended September 30, 2004, up from $2,265 at September 30, 2003. Interest from securities and fed funds sold was $1,433 for the nine months ended September 30, 2004, down from $1,643 at September 30, 2003. Interest from securities was $471 for the three months ended September 30, 2004, down from $492 at September 30,2003.

Interest expense decreased 16.72% and 14.89% for the nine and three months ended September 30, 2004, respectively, compared to the same periods of 2003 due to the impact of repricing of deposit liabilities at lower interest rates.

NON-INTEREST INCOME

Non-interest income decreased $253 or 12.78% for the nine months ended September 30, 2004 compared to the same period of 2003. Non-interest income decreased $149 or 20.11% when comparing the three months ended September 30, 2004 to the same period of 2003. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The decreases from 2003 were primarily due to a 45.94% decrease in fees on sales of mortgage loans as a result of a decrease in loan production during the first nine months of 2004. Also contributing to the decrease was a 3.13% decrease in service charges on deposits. The decline in service charges is largely because overdraft privilege fees, although continuing to perform well, have not remained at the 2003 levels when the overdraft privilege program was first introduced.

NON-INTEREST EXPENSE

Non-interest expense increased $2 or 0.04%, for the nine months ended September 30, 2004 compared to the same period of 2003. Non-interest expense increased $57 or 3.24% for the three months ended September 30, 2004 compared to the same period of 2003. The slight increase in non-interest expense when comparing the nine month periods is primarily attributable to the conservative $60 increase, or 2.12% growth, in the Company’s personnel expenses, a $28 decrease in furniture and equipment expenses due to lower repair costs in 2004 and a $35 or 2.48% decrease in other operating expenses as a result of a consulting expense of $82 related to improving efficiencies within the Company and expenses and loss associated with the sale of land totaling approximately $38 incurred in the second quarter of 2003. The $57 increase for the three months ended September 30, 2004 when compared with the same period of 2003 was due mainly to a 35.29% increase in office supply expenses and a 11.06% increase in other operating expenses. The supply and other operating expenses occurred mainly due to the opening of the bank’s new branch located in Forest, Virginia on August 16, 2004.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The provision for loan losses expense was $203 in the first nine months of 2004 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,649 as of September 30, 2004, representing approximately 1.04% of loans receivable. Management believes the allowance was adequate as of September 30, 2004 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $438 at September 30, 2004 and $260 at December 31, 2003. There were no foreclosed properties as of September 30, 2004 or December 31, 2003. Nonaccrual loans were $438 at September 30, 2004 and $260 at December 31, 2003. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at September 30, 2004 and December 31, 2003.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 20.24% as of September 30, 2004 compared to 22.33% as of December 31, 2003. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at September 30, 2004 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $22,119 at September 30, 2004 compared to $21,435 at December 31, 2003. At September 30, 2004, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.94% compared to 9.79% at December 31, 2003. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2004 equaled $187. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2004, the Company had unused loan commitments of $44,033, including $38,031 in unused commitments with an original maturity exceeding one year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of October 12, 2004, there are no new accounting standards that are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan(incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 12, 2004	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

NOVEMBER 12, 2004	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)