Form 10KSB
period 2004-12-31
PINNACLE BANKSHARES CORP
filed 2005-03-28
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $3.00

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2004: $13,157,000

The aggregate market value of the issuer’s Common Stock held by nonaffiliates as of March 1, 2005: $28,183,708

The number of shares outstanding of the issuer’s Common Stock as of March 25, 2005: 1,458,706 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders are incorporated by reference in Part II of this report, which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 12, 2005 are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

2004 FORM 10-KSB ANNUAL REPORT

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

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, southeastern Bedford County, and the city of Lynchburg from facilities located in the town of Altavista and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. The Company opened these offices to better serve the Lynchburg, northern Campbell County and southeastern Bedford County areas.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. One property is being held in other real estate owned totaling $150,000 as of December 31, 2004.

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

Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to the acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, over a more diverse geographic area. Although major banks have these competitive advantages over small independent banks, the Bank actively tries to turn the loss of local independent banks to its competitive advantage by soliciting customers who prefer the personal service offered by a small independent bank.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure with respect to the Company’s corporate operations and internal controls. The Company is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

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

Governmental Policies and Legislation. Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the Company’s control. Accordingly, the Company’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets ratio of 8% (the “Risk-based Capital Ratio”). At least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2004, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution, if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Company.

As of December 31, 2004, both the Company and the Bank were considered “well capitalized.”

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

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal

Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify and elect to be a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has not elected for various reasons to be treated as a financial holding company under the GLBA.

The GLBA has not had a material adverse impact on the Company’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry has experienced further consolidation. The GLBA probably has the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

The GLBA and other new regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to twelve assessment factors and then given a rating of “Outstanding,” “Satisfactory,” “Needs to improve” or “Substantial noncompliance.” These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received a rating of “Satisfactory” in its most recent CRA performance evaluation as of July 8, 2003.

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

Employees

As of December 31, 2004, the Company had 78 full-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (59)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of The First National Bank of Altavista since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (54)	Senior Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of The First National Bank of Altavista since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (33)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000; Internal Auditor of The First National Bank of Altavista from March through June 2000; Senior Auditor for One Valley Bancorp from August 1994 through February 2000.

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

The Forest Office, located at 14417 Forest Road in Forest, Virginia, consists of office of a single-story building owned by the Bank.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The information contained on the inside back cover of the 2004 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters,” is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 21 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Financial Statements.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 22 through 48 of the 2004 Annual Report to Shareholders, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As discussed in the Company’s current reports on Form 8-K and 8-K/A filed with the SEC on January 29, 2004, and March 25, 2004, the Company engaged Cherry, Bekaert & Holland LLP as its independent auditors for the fiscal year ending December 31, 2004, and chose not to renew the engagement of KPMG LLP, which served as the Company’s independent auditors for the fiscal year ended December 31, 2003.

Pinnacle Bankshares Corporation has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements incorporated by reference in this annual report on Form 10-KSB.

Item 8A. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders (“2005 Proxy Statement”) to be held on April 12, 2005.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information with respect to the directors of the Company is contained on pages 3 through 6 of the 2005 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 10 of the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee is contained on pages 10 and 11 of the 2005 Proxy Statement under the caption “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. See Exhibit 14.

Item 10. Executive Compensation.

Information on Executive Compensation is contained on pages 6 through 9 of the 2005 Proxy Statement under the captions “Executive Compensation” and “Change in Control Agreement,” and is incorporated herein by reference. Information on compensation of directors is contained on page 6 of the 2005 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 and 3 of the 2005 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2004 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	45,000	$11.92	105,000

Equity compensation plans not approved by shareholders	—	—	—

Total	45,000	$11.92	105,000

(1)	These shares are available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.

Item 12. Certain Relationships and Related Transactions.

Information on Interest of Management in Certain Transactions is contained on page 6 of the 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

10.5*	Non-Employee Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant

13	2004 Annual Report to Shareholders

14	Pinnacle Bankshares Corporation Code of Conduct and Conflict of Interest Policy (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-KSB filed March 25, 2004)

21	Subsidiaries of Registrant

23.1	Consent of Cherry Bekaert and Holland LLP

23.2	Consent of KPMG LLP

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Report of KPMG LLP

*	Denotes management contract.

Item 14. Principal Accountant Fees and Services.

The information contained on page 12 of the 2005 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MARCH 25, 2005	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam Jr., President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Gilliam, Jr. Robert H. Gilliam, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2005

/s/ Bryan M. Lemley Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 25, 2005

/s/ A. Willard Arthur	Director	March 25, 2005
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 25, 2005
James E. Burton, IV

/s/ John P. Erb	Director	March 25, 2005
John P. Erb

/s/ R.B. Hancock, Jr.	Director	March 25, 2005
R.B. Hancock, Jr.

/s/ James P. Kent, Jr.	Director	March 25, 2005
James P. Kent, Jr.

/s/ William F. Overacre	Director	March 25, 2005
William F. Overacre

/s/ Herman P. Rogers, Jr.	Director	March 25, 2005
Herman P. Rogers, Jr.

/s/ Carroll E. Shelton	Director	March 25, 2005
Carroll E. Shelton

/s/ John L. Waller	Director	March 25, 2005
John L. Waller

/s/ Michael E. Watson	Director	March 25, 2005
Michael E. Watson