Form 10QSB
period 2005-03-31
PINNACLE BANKSHARES CORP
filed 2005-05-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(434) 369-3000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At April 12, 2005, 1,458,706 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2005 (Unaudited)	December 31, 2004
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,907	$4,725
Federal funds sold	16,637	12,611

Total cash and cash equivalents	21,544	17,336

Securities (note 3):
Available-for-sale, at fair value	24,998	26,387
Held-to-maturity, at amortized cost	8,335	7,837
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	453	427
Mortgage loans held for sale	—	—
Loans, net (note 4)	160,442	158,846
Bank premises and equipment, net	5,743	5,662
Accrued income receivable	972	946
Other assets	2,108	2,297

Total assets	224,670	219,813

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$21,085	$19,764
Savings and NOW accounts	63,692	59,809
Time	116,758	117,066

Total deposits	201,535	196,639

Note payable to Federal Home Loan Bank	275	300
Accrued interest payable	526	482
Other liabilities	96	185

Total liabilities	202,432	197,606

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,706 shares in 2005 and 1,457,406 in 2004	4,376	4,372
Capital surplus	577	562
Retained earnings	17,272	16,970
Accumulated other comprehensive income	13	303

Total stockholders’ equity	22,238	22,207

Total liabilities and stockholders’ equity	$224,670	$219,813

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest income:
Interest and fees on loans	$2,431	$2,167
Interest on securities:
U.S. Government agencies	112	124
Corporate	106	131
States and political subdivisions (taxable)	70	88
States and political subdivisions (tax exempt)	116	115
Other	6	5
Interest on federal funds sold	92	27

Total interest income	2,933	2,657

Interest expense:
Interest on deposits:
Savings and NOW accounts	98	95
Time - under $100,000	718	588
Time - $100,000 and over	233	160
Other interest expense	4	6

Total interest expense	1,053	849

Net interest income	1,880	1,808

Provision for loan losses	60	108

Net interest income after provision for loan losses	1,820	1,700

Noninterest income:
Service charges on deposit accounts	305	298
Fees on sales of mortgage loans	50	90
Commissions and fees	54	48
Other operating income	140	134

Total noninterest income	549	570

Noninterest expense:
Salaries and employee benefits	987	954
Occupancy expense	95	86
Furniture and equipment	174	135
Office supplies and printing	54	41
Other operating expenses	389	442

Total noninterest expense	1,699	1,658

Income before income tax expense	670	612

Income tax expense	193	172

Net income	$477	$440

Basic net Income per share (note 5)	$0.33	$0.30

Diluted net income per share (note 5)	$0.32	$0.30

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2004	1,457,406	$4,372	562	16,970	303	22,207

Net income	—	—	—	477	—	477
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $149	—	—	—	—	(290)	(290)
Cash dividends declared by Banshares ($0.12 per share)	—	—	—	(175)	—	(175)
Issuance of common stock	1,400	4	15	—	—	19

Balances, March 31, 2005	1,458,806	4,376	577	17,272	13	22,238

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from operating activities:
Net income	$477	$440

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	115	91
Amortization of intangible assets	3	3
Amortization of unearned fees, net	15	14
Net amortization of premiums and discounts on securities	11	14
Provision for loan losses	60	44
Originations of mortgage loans held for sale	(696)	(1,604)
Sales of mortgage loans held for sale	696	1,497
Net decrease (increase) in:
Accrued income receivable	(26)	(12)
Other assets	325	(148)
Net increase (decrease) in:
Accrued interest payable	44	7
Other liabilities	(89)	(177)

Net cash provided by operating activities	935	169

Cash flows from investing activities:
Purchases of available-for-sale securities	(995)	(870)
Purchases of held-to-maturity securities	(500)	—
Proceeds from maturities and calls of held-to-maturity securities	—	1,403
Proceeds from maturities and calls of available-for-sale securities	1,516	368
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	420	653
Purchase of Federal Home Loan Bank stock	(26)	—
Collections on loan participations	200	369
Net increase in loans made to customers	(2,032)	(2,022)
Recoveries on loans charged off	21	16
Purchases of bank premises and equipment	(46)	(71)

Net cash used in investing activities	(1,442)	(154)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,204	659
Net increase (decrease) in time deposits	(308)	262
Repayments of note payable to Federal Home Loan Bank	(25)	(25)
Proceeds from issuance of common stock	19	—
Cash dividends paid	(175)	(160)

Net cash provided by financing activities	4,715	736

Net increase in cash and cash equivalents	4,208	751

Cash and cash equivalents, beginning of period	17,336	13,766

Cash and cash equivalents, end of period	$21,544	$14,517

Notes to Consolidated Financial Statements

March 31, 2005(Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2004 Annual Report to Shareholders and additional information supplied in the 2004 Form 10-KSB.

The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2005, are shown in the table below. As of March 31, 2005, securities with amortized costs of $4,466 and fair values of $4,546 were pledged as collateral for public deposits.

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available-for-Sale:

Obligations of U.S. Government corporations and agencies	$3,082	9	(43)	3,048
Obligations of states and political subdivisions	7,552	134	(73)	7,613
Mortgage-backed securities-Government	6,226	79	(88)	6,217
Corporate Issues	8,067	60	(57)	8,070
Other securities	50	—	—	50

Totals	$24,977	282	(261)	24,998

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held-to-Maturity:

Obligations of states and political subdivisions	8,335	205	(74)	8,466

Totals	$8,335	205	(74)	8,466

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Balance at January 1,	$1,502	$1,528
Provision for loan losses	60	108
Loans charged off	(102)	(79)
Recoveries	22	16

Balance at March 31,	$1,482	$1,573

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2005
Basic net income per share	$477	1,458,342	$0.33

Effect of dilutive stock options	—	16,449

Diluted net income per share	$477	1,474,791	$0.32

Three Months Ended March 31, 2004
Basic net income per share	$440	1,457,406	$0.30

Effect of dilutive stock options	—	16,285

Diluted net income per share	$440	1,473,691	$0.30

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$477	$440
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(290)	115

Total comprehensive income	$187	$555

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2005, there were 3,100 shares available for grant under the 1997 Plan.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$477	$440
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$475	$438

Basic net income per share:
As reported	$0.33	$0.30
Pro forma	0.33	0.30
Diluted net income per share:
As reported	$0.32	$0.30
Pro forma	0.32	0.30

(8) Subsequent Declaration of Cash Dividend

On April 12, 2005 the Board of Directors declared a quarterly cash dividend in the amount of $0.12 per common share payable to shareholders of record as of April 22, 2005.

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

OVERVIEW

Total assets at March 31, 2005 were $224,670 up 2.21% from $219,813 at December 31, 2004. The principal components of the Company’s assets at the end of the period were $33,333 in securities and $160,442 in net loans. During the three month period ended March 31, 2005, net loans increased 1.00% or $1,596 from $158,846 at December 31, 2004. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 2.60% or $891 from December 31, 2004.

Total liabilities at March 31, 2005 were $202,432, up 2.44% from $197,606 at December 31, 2004, primarily as a result of an increase in savings and NOW accounts from December 31, 2004 of $3,883 or 6.49% and an increase in demand deposits from December 31, 2004 of $1,321 or 6.68%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2005 was $22,238, including $17,272 in retained earnings and $13 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2004, total stockholders’ equity was $22,207.

The Company had net income of $477 for the three months ended March 31, 2005, compared with net income of $440 for the comparable period in 2004, an increase of 8.41%. This increase in net income was primarily due to an increase in net interest income after provision for loan losses as interest income increased by $276 and the provision for loan losses decreased by $48 over the same time period in 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 0.86% for the three months ended March 31, 2005, up from 0.85% for the same period of 2004. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2005 was 8.59%, up from 8.14% for the three months ended March 31, 2004.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $1,880 for the three months ended March 31, 2005 compared to $1,808 for the three months ended March 31, 2004 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin decreased to 3.76% for the three months ended March 31, 2005, from 3.78% for the three months ended March 31, 2004. The decrease was attributable to the upward repricing of deposits at a faster rate than the Company’s loans as time deposits, the highest paying deposit category, have increased 11.42% from March 31, 2004 to March 31, 2005.

Interest income on loans and securities increased 10.39% in the first quarter of 2005 compared to the first quarter of 2004 due to the impact of upward repricing variable rate loans as the prime rate has increased 1.75% since March 31, 2004. Interest and fees on loans was $2,431 for the three-month period ended March 31, 2005, up from $2,167 for the same period in 2004.

Interest expense on deposits increased 24.03% in the first quarter of 2005 compared to the first quarter of 2004 due to the impact of repricing of deposit liabilities during 2004 and the first quarter of 2005 noted above.

NON-INTEREST INCOME

Non-interest income decreased $21 or 3.68% for the three-month period ended March 31, 2005 compared to the same period of 2004. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The decrease from 2004 was due to a $40 decrease in fees on sales of mortgage loans. The decrease in fees on the sale of mortgage loans is due to a slight increase in mortgage rates, fewer refinances and the lack of growth in the mortgage loan market in the first quarter of 2005. The Company did experience a 12.50% increase in commissions from investment and insurance sales through BI investments and Banker’s Insurance as another Investment Broker was added to the Company’s staff.

NON-INTEREST EXPENSE

Non-interest expense increased $41 or 2.47%, for the three-month period ended March 31, 2005 compared to the same period of 2004. The increase in non-interest expense when comparing the two periods is primarily attributable to the growth of the Company’s personnel expenses and a 28.89% increase in furniture and equipment. The increase in the furniture and equipment expense is associated with depreciation and service cost of equipment at the new Forest office opened in August 2004 and improvements to our core system software in June 2004.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $60 in the first three months of 2005 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,482 as of March 31, 2005, representing approximately 0.92% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2005 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $317 at March 31, 2005 and $343 at December 31, 2004. Foreclosed property consists of one property totaling $150 as of March 31, 2005 and December 31, 2004. Nonaccrual loans were $167 at March 31, 2005 and $189 at December 31, 2004. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at March 31, 2005.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 23.45% as of March 31, 2005 compared to 22.58% as of December 31, 2004. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at March 31, 2005 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $22,238 at March 31, 2005 compared to $22,207 at December 31, 2004. At March 31, 2005, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.74% compared to 9.85% at December 31, 2004. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2005 equaled $1,198. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2005, the Company had unused loan commitments of $49,172, including $42,198 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 15 herein and “Loans and Allowance for Loan Losses” on page 28 of the Company’s 2004 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123 (R) is effective for public companies that file as small business issuers at the beginning of the next fiscal period that begins after December 15, 2005. The impact of SFAS No. 123 (R) on the Company’s consolidated financial statements is currently being evaluated.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 express views of the SEC staff regarding the application of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies

As of March 31, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 11, 2004)

10.5*	Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-KSB filed March 28, 2005)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 28, 2005)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 11, 2005	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

MAY 11, 2005	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)