Form 10QSB
period 2005-06-30
PINNACLE BANKSHARES CORP
filed 2005-08-12
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(434) 369-3000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At July 12, 2005, 1,458,706 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

June 30, 2005

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,071	$4,725
Federal funds sold	6,108	12,611

Total cash and cash equivalents	10,179	17,336

Securities (note 3):
Available-for-sale, at fair value	25,798	26,387
Held-to-maturity, at amortized cost	7,165	7,837
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	452	427
Loans, net (note 4)	166,870	158,846
Bank premises and equipment, net	5,546	5,662
Accrued income receivable	993	946
Other assets	2,429	2,297

Total assets	$219,507	$219,813

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$22,690	$19,764
Savings and NOW accounts	61,508	59,809
Time	111,680	117,066

Total deposits	195,878	196,639

Note payable to Federal Home Loan Bank	250	300
Accrued interest payable	473	482
Other liabilities	154	185

Total liabilities	196,755	197,606

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,706 shares in 2005 and 1,457,406 in 2004	4,376	4,372
Capital surplus	577	562
Retained earnings	17,634	16,970
Accumulated other comprehensive income	165	303

Total stockholders’ equity	22,752	22,207

Total liabilities and stockholders’ equity	$219,507	$219,813

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Interest income:
Interest and fees on loans	$2,565	$2,165
Interest on securities:
U.S. Government agencies	118	125
Corporate	107	131
States and political subdivisions (taxable)	66	68
States and political subdivisions (tax exempt)	105	111
Other	9	8
Interest on federal funds sold	91	29

Total interest income	3,061	2,637

Interest expense:
Interest on deposits:
Savings and NOW accounts	124	79
Time - under $100,000	719	583
Time - $100,000 and over	226	163
Other interest expense	5	4

Total interest expense	1,074	829

Net interest income	1,987	1,808

Provision for loan losses	82	55

Net interest income after provision for loan losses	1,905	1,753

Noninterest income:
Service charges on deposit accounts	338	329
Fees on sales of mortgage loans	70	77
Commissions and fees	99	45
Other operating income	130	114

Total noninterest income	637	565

Noninterest expense:
Salaries and employee benefits	1,027	938
Occupancy expense	93	82
Furniture and equipment	170	142
Office supplies and printing	40	28
Other operating expenses	451	432

Total noninterest expense	1,781	1,622

Income before income tax expense	761	696

Income tax expense	224	201

Net income	$537	$495

Net income per share (note 5):
Basic	$0.37	$0.34
Diluted	$0.36	$0.34

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest income:	$4,996	$4,332
Interest and fees on loans
Interest on securities:
U.S. Government agencies	230	249
Corporate	213	262
States and political subdivisions (taxable)	136	156
States and political subdivisions (tax exempt)	221	226
Other	15	13
Interest on federal funds sold	183	56

Total interest income	5,994	5,294

Interest expense:
Interest on deposits:
Savings and NOW accounts	222	174
Time - under $100,000	1,437	1,171
Time - $100,000 and over	459	323
Other interest expense	9	10

Total interest expense	2,127	1,678

Net interest income	3,867	3,616

Provision for loan losses	142	163

Net interest income after provision for loan losses	3,725	3,453
Noninterest income:
Service charges on deposit accounts	643	627
Fees on sales of mortgage loans	120	167
Commissions and fees	153	101
Other operating income	270	240

Total noninterest income	1,186	1,135

Noninterest expense:
Salaries and employee benefits	2,014	1,892
Occupancy expense	188	159
Furniture and equipment	344	287
Office supplies and printing	94	69
Other operating expenses	840	874

Total noninterest expense	3,480	3,280

Income before income tax expense	1,431	1,308

Income tax expense	417	373

Net income	$1,014	$935

Net income per share (note 5):
Basic	$0.70	$0.64
Diluted	$0.69	$0.63

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2004	1,457,406	$4,372	$562	$16,970	$303	$22,207

Net income	—	—	—	1,014	—	1,014
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $70	—	—	—	—	(138)	(138)
Cash dividends declared by Bankshares ($0.24 per share)	—	—	—	(350)	—	(350)
Issuance of common stock	1,400	4	15	—	—	19

Balances, June 30, 2005	1,458,806	$4,376	$577	$17,634	$165	$22,752

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Month Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$1,014	$935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	232	183
Amortization of intangible assets	6	6
Amortization of unearned fees, net	19	35
Net amortization of premiums and discounts on securities	15	30
Provision for loan losses	142	163
Originations of mortgage loans held for sale	(7,476)	(1,604)
Sales of mortgage loans held for sale	7,476	1,657
Net decrease (increase) in:
Accrued income receivable	(47)	3
Other assets	(91)	(203)
Net increase (decrease) in:
Accrued interest payable	(9)	10
Other liabilities	(31)	(95)

Net cash provided by operating activities	1,250	1,120

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,520)	(3,462)
Purchases of held-to-maturity securities	(500)	(301)
Proceeds from maturities and calls of held-to-maturity securities	1,172	1,403
Proceeds from maturities and calls of available-for-sale securities	2,046	393
Proceeds from paydowns of available-for-sale mortgage-backed securities	840	1,440
(Purchase) Sale of Federal Home Loan Bank stock	(25)	27
Collections on loan participations	409	1,043
Net increase in loans made to customers	(8,647)	(5,948)
Recoveries on loans charged off	76	41
Purchases of bank premises and equipment	(116)	(852)

Net cash used in investing activities	(7,265)	(6,216)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	4,625	2,889
Net increase (decrease) in time deposits	(5,386)	2,097
Repayments of note payable to Federal Home Loan Bank	(50)	(50)
Proceeds from issuance of common stock	19	—
Cash dividends paid	(350)	(321)

Net cash provided by financing activities	(1,142)	4,615

Net increase in cash and cash equivalents	(7,157)	(481)

Cash and cash equivalents, beginning of period	17,336	13,766

Cash and cash equivalents, end of period	$10,179	$13,285

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2004 Annual Report to Shareholders and additional information supplied in the 2004 Form 10-KSB.

The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2005, are shown in the table below. As of June 30, 2005, securities with amortized costs of $3,440 and fair values of $3,513 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporations and agencies	$4,055	21	(12)	4,064
Obligations of states and political subdivisions	7,052	177	(20)	7,209
Mortgage-backed securities-Government	6,327	89	(30)	6,386
Corporate Issues	8,063	46	(20)	8,089
Other securities	50	—	—	50

Totals	$25,547	333	(82)	25,798

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	7,165	209	(29)	7,345

Totals	$7,165	209	(29)	7,345

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004
Balance at January 1,	$1,502	$1,528
Provision for loan losses	142	163
Loans charged off	(165)	(123)
Recoveries	76	41

Balance at June 30,	$1,555	$1,609

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$537	1,458,706	$0.37

Effect of dilutive stock options	—	15,435

Diluted net income per share	$537	1,474,141	$0.36

Three Months Ended June 30, 2004
Basic net income per share	$495	1,457,406	$0.34

Effect of dilutive stock options	—	15,176

Diluted net income per share	$495	1,472,582	$0.34

Six Months Ended June 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,014	1,458,524	$0.70

Effect of dilutive stock options	—	15,286

Diluted net income per share	$1,014	1,473,810	$0.69

Six Months Ended June 30, 2004
Basic net income per share	$935	1,457,406	$0.64

Effect of dilutive stock options	—	15,740

Diluted net income per share	$935	1,473,146	$0.63

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income	$537	$495
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	152	(566)

Total comprehensive income	$689	$(71)

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income	$1,014	$935
Change in net unrealized losses on available-for-sale securities, net of deferred income taxes	(138)	(450)

Total comprehensive income	$876	$485

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock are reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2005, there were 3,100 shares available for grant under the 1997 Plan.

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock are reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2005 there were 100,000 shares available for grant under the 2004 Plan.

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

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income, as reported	$537	$495
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$535	$493

Basic net income per share:
As reported	$0.37	$0.34
Pro forma	0.37	0.34

Diluted net income per share:
As reported	$0.36	$0.34
Pro forma	0.36	0.33

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income, as reported	$1,014	$935
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(4)	(4)

Pro forma net income	$1,010	$931

Basic net income per share:
As reported	$0.70	$0.64
Pro forma	0.69	0.64

Diluted net income per share:
As reported	$0.69	$0.63
Pro forma	0.69	0.63

(8) Subsequent Declaration of Cash Dividend

On July 12, 2005 the Board of Directors declared a quarterly cash dividend in the amount of $0.12 per common share payable to shareholders of record as of July 22, 2005.

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

OVERVIEW

Total assets at June 30, 2005 were $219,507, down 0.14% from $219,813 at December 31, 2004. The principal components of the Company’s assets at the end of the period were $32,963 in securities and $166,870 in net loans. During the six months ended June 30, 2005, net loans increased 5.05% or $8,024 from $158,846 at December 31, 2004. The Company’s lending activities are a principal source of its income. Also during the six months, securities decreased 3.68% or $1,261 from December 31, 2004.

Total liabilities at June 30, 2005 were $196,755, down 0.43% from $197,606 at December 31, 2004. Demand deposits increased 14.80% or $2,926 from December 31, 2004. Savings and NOW accounts increased 2.84% or $1,699 from December 31, 2004. Time deposits decreased 4.60% or $5,386 from December 31, 2004. Individuals and businesses located within the communities the Company serves provide the Company’s deposits.

Total stockholders’ equity at June 30, 2005 was $22,752, including $17,634 in retained earnings and $165 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2004, total stockholders’ equity was $22,207.

The Company had net income of $1,014 for the six months ended June 30, 2005, compared with net income of $935 for the comparable period in 2004, an increase of 8.45%. The Company had net income of $537 for the three months ended June 30, 2005, compared with net income of $495 for the comparable period in 2004, an increase of 8.48%. The increase in net income when comparing the six months ended June 30, 2005 with the six months ended June 30, 2004 is attributable to a 7.88% increase in net interest income after provision for loan losses and a 4.50% increase in non-interest income. The increase in net income when comparing the three months ended June 30, 2005 with the three months end June 30, 2004 is attributable to an 8.67% increase in net interest income after provision for loan losses and a 12.74% increase in non-interest income. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Profitability as measured by the Company’s return on average assets (ROA) was 0.91% for the six months ended June 30, 2005, compared to 0.89% for the same period of 2004. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2005 was 9.05%, compared to 8.65% for the six months ended June 30, 2004.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $3,867 for the six months ended June 30, 2005 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,987 for the three months ended June 30, 2005. The net interest margin increased to 3.84% for the six months ended June 30, 2005, from 3.81% for the six months ended June 30, 2004. The increase was caused by a 37 basis point increase in yield on earning assets exceeding the 34 basis point increase in the cost paid for deposits.

Interest income on loans and securities increased 13.22% and 16.08% for the six and three months ended June 30, 2005, respectively, compared to the same periods of 2004 due mainly to loans repricing and being originated at higher interest rates in 2005 as a result of the overall higher interest rate environment.

Interest and fees from loans was $4,996 for the six months ended June 30, 2005, up from $4,332 for the six months ended June 30, 2004. Interest and fees from loans was $2,565 for the three months ended June 30, 2005, up from $2,165 for the three months ended June 30, 2004. Interest from securities and fed funds sold was $998 for the six months ended June 30, 2005, up from $962 for the six months ended June 30, 2004. Interest from securities and fed funds sold was $496 for the three months ended June 30, 2005, up from $472 for the three months ended June 30,2004.

Interest expense increased 26.76% and 29.55% for the six and three months ended June 30, 2005, respectively, compared to the same periods of 2004 due to the impact of repricing of deposit liabilities at higher interest rates.

NON-INTEREST INCOME

Non-interest income increased $51 or 4.49% for the six months ended June 30, 2005 compared to the same period of 2004. Non-interest income increased $72 or 12.74% when comparing the three months ended June 30, 2005 to the same period of 2004. The Company’s principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales. The increases from 2004 were primarily due to a 51.49% or $52 increase in commissions and fees as a result of a $49 increase in commissions from investment sales during the first half of 2005. Fees on sales of mortgage loans decreased 28.14% or $47 when comparing the six months ended June 30, 2005 with the six months ended June 30,2004, although production improved significantly in May and June of 2005 compared with January though April of 2005.

NON-INTEREST EXPENSE

Non-interest expense increased $200 or 6.10%, for the six months ended June 30, 2005 compared to the same period of 2004. Non-interest expense increased $159 or 9.80% for the three months ended June 30, 2005 compared to the same period of 2004. The increase in non-interest expense when comparing these periods is primarily attributable to costs associated with operations at the new Forest facility that opened in August of 2004, additional staff and the installation of new hardware and software to improve our banking system. Also attributing to the increase were costs associated with the opening of the new Smith Mountain Lake loan production office in May 2005.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The provision for loan losses was $142 in the first six months of 2005 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,555 as of June 30, 2005, representing approximately 0.92% of loans receivable. Management believes the allowance was adequate as of June 30, 2005 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $327 at June 30, 2005 and $260 at December 31, 2004. Foreclosed property consists of one property totaling $150 as of June 30, 2005 and December 31, 2004. Nonaccrual loans were $177 at June 30, 2005 and $260 at December 31, 2004. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at June 30, 2005 and December 31, 2004. A loan is considered impaired when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 18.70% as of June 30, 2005 compared to 22.33% as of December 31, 2004. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at June 30, 2005 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. Management reviews the adequacy of the Company’s capital regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $22,752 at June 30, 2005 compared to

$22,207 at December 31, 2004. At June 30, 2005, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.83% compared to 9.85% at December 31, 2004. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2005 equaled $814. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2005, the Company had unused loan commitments of $49,564, including $40,708 in unused commitments with an original maturity exceeding one year.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies

As of August 12, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 12, 2005.

At the 2005 Annual Meeting, the following persons were elected to serve as Class II Directors, to serve until the 2008 Annual Meeting, having received the following votes:

Name	For	Withheld
James E. Burton, IV	1,130,826	0

James P. Kent, Jr.	1,125,297	5,529

William F. Overacre	1,129,123	1,703

Class I and III directors will continue in office after the 2005 meeting.

Class I	Class III
Serving until the 2007 Meeting	Serving until the 2006 Meeting
A. Willard Arthur	Herman P. Rogers, Jr.
John P. Erb	Carroll E. Shelton
Robert H. Gilliam, Jr.	John L. Waller
R.B. Hancock, Jr.	Michael E. Watson

No other matters were voted on during the meeting.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorported by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 11, 2004)

10.5*	Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-KSB filed June 28, 2005)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 28, 2005)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 12, 2005	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer (principal executive officer)

AUGUST 12, 2005	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)