Form 10QSB
period 2005-09-30
PINNACLE BANKSHARES CORP
filed 2005-11-10
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(434) 369-3000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒.

At October 11, 2005, 1,458,706 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

FORM 10-QSB

September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$5,484	$4,725
Federal funds sold	2,043	12,611

Total cash and cash equivalents	7,527	17,336

Securities (note 3):
Available-for-sale, at fair value	23,927	26,387
Held-to-maturity, at amortized cost	6,910	7,837
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	454	427
Loans, net (note 4)	180,932	158,846
Bank premises and equipment, net	5,462	5,662
Accrued income receivable	1,061	946
Other assets	2,196	2,297

Total assets	$228,544	$219,813

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$23,743	$19,764
Savings and NOW accounts	60,864	59,809
Time	119,909	117,066

Total deposits	204,516	196,639

Note payable to Federal Home Loan Bank	225	300
Accrued interest payable	570	482
Other liabilities	259	185

Total liabilities	205,570	197,606

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,706 shares in 2005 and 1,457,406 in 2004	4,376	4,372
Capital surplus	577	562
Retained earnings	17,988	16,970
Accumulated other comprehensive income	33	303

Total stockholders’ equity	22,974	22,207

Total liabilities and stockholders’ equity	$228,544	$219,813

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Interest income:
Interest and fees on loans	$2,805	$2,290
Interest on securities:
U.S. Government agencies	114	127
Corporate	97	128
States and political subdivisions (taxable)	64	75
States and political subdivisions (tax exempt)	94	112
Other	7	5
Interest on federal funds sold	26	24

Total interest income	3,207	2,761

Interest expense:
Interest on deposits:
Savings and NOW accounts	147	81
Time - under $100,000	808	593
Time - $100,000 and over	247	171
Other interest expense	7	7

Total interest expense	1,209	852

Net interest income	1,998	1,909

Provision for loan losses	65	40

Net interest income after provision for loan losses	1,933	1,869

Noninterest income:
Service charges on deposit accounts	343	332
Net realized gain on securities	0	30
Fees on sales of mortgage loans	88	66
Commissions and fees	92	44
Other operating income	132	120

Total noninterest income	655	592

Noninterest expense:
Salaries and employee benefits	1,071	992
Occupancy expense	99	91
Furniture and equipment	189	163
Office supplies and printing	47	69
Other operating expenses	425	502

Total noninterest expense	1,831	1,817

Income before income tax expense	757	644

Income tax expense	229	185

Net income	$528	$459

Net income per share (note 5):
Basic	$0.36	$0.31
Diluted	$0.36	$0.31

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Interest income:	$7,801	$6,622
Interest and fees on loans
Interest on securities:
U.S. Government agencies	345	376
Corporate	310	390
States and political subdivisions (taxable)	200	231
States and political subdivisions (tax exempt)	315	338
Other	21	18
Interest on federal funds sold	209	80

Total interest income	9,201	8,055

Interest expense:
Interest on deposits:
Savings and NOW accounts	369	255
Time - under $100,000	2,244	1,764
Time - $100,000 and over	706	494
Other interest expense	16	17

Total interest expense	3,335	2,530

Net interest income	5,866	5,525

Provision for loan losses	207	203

Net interest income after provision for loan losses	5,659	5,322

Noninterest income:
Service charges on deposit accounts	985	959
Net realized gain on securities	—	30
Fees on sales of mortgage loans	209	233
Commissions and fees	245	137
Other operating income	402	368

Total noninterest income	1,841	1,727

Noninterest expense:
Salaries and employee benefits	3,084	2,884
Occupancy expense	288	259
Furniture and equipment	533	440
Office supplies and printing	141	138
Other operating expenses	1,265	1,376

Total noninterest expense	5,311	5,097

Income before income tax expense	2,189	1,952

Income tax expense	646	558

Net income	$1,543	$1,394

Net income per share (note 5):
Basic	$1.06	$0.96
Diluted	$1.05	$0.95

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2004	1,457,406	$4,372	$562	$16,970	$303	$22,207
Net income	—	—	—	1,543	—	1,543
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $139	—	—	—	—	(270)	(270)
Cash dividends declared by Bankshares ($0.36 per share)	—	—	—	(525)	—	(525)
Issuance of common stock	1,300	4	15	—	—	19

Balances, September 30, 2005	1,458,706	$4,376	$577	$17,988	$33	$22,974

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income	$1,543	$1,394

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	349	294
Amortization of intangible assets	9	9
Amortization of unearned fees, net	36	40
Net amortization (accretion) of premiums and discounts on securities	25	(11)
Realized gain on securities	—	30
Provision for loan losses	207	203
Originations of mortgage loans held for sale	(10,641)	(1,604)
Sales of mortgage loans held for sale	10,641	1,657
Net decrease (increase) in:
Accrued income receivable	(115)	(66)
Other assets	218	(192)
Net increase (decrease) in:
Accrued interest payable	88	23
Other liabilities	74	(2)

Net cash provided by operating activities	2,434	1,775

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,015)	(3,462)
Purchases of held-to-maturity securities	(500)	(301)
Proceeds from maturities and calls of held-to-maturity securities	1,427	1,578
Proceeds from maturities and calls of available-for-sale securities	3,709	945
Proceeds from paydowns of available-for-sale mortgage-backed securities	1,332	2,028
(Purchase) Sale of Federal Home Loan Bank stock	(27)	27
Collections on loan participations	582	1,459
Net increase in loans made to customers	(23,023)	(10,608)
Recoveries on loans charged off	125	75
Purchases of bank premises and equipment	(149)	(1,728)

Net cash used in investing activities	(19,539)	(9,987)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,034	1,068
Net increase in time deposits	2,843	4,382
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	19	—
Cash dividends paid	(525)	(481)

Net cash provided by financing activities	7,296	4,894

Net increase in cash and cash equivalents	(9,809)	(3,318)

Cash and cash equivalents, beginning of period	17,336	13,766

Cash and cash equivalents, end of period	$7,527	$10,448

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005(Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2004 Annual Report to Shareholders and additional information supplied in the 2004 Form 10-KSB.

The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2005, are shown in the table below. As of September 30, 2005, securities with amortized costs of $2,916 and fair values of $2,973 were pledged as collateral for public deposits.

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporations and agencies	$4,018	8	(36)	3,990
Obligations of states and political subdivisions	6,922	138	(50)	7,010
Mortgage-backed securities- Government	5,826	64	(61)	5,829
Corporate Issues	7,060	21	(33)	7,048
Other securities	50	—	—	50

Totals	$23,876	231	(180)	23,927

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	6,910	167	(40)	7,037

Totals	$6,910	167	(40)	7,037

(4) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004
Balance at January 1,	$1,502	$1,528

Provision for loan losses	207	203

Loans charged off	(236)	(157)

Recoveries	125	75

Balance at September 30,	$1,598	$1,649

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2005
Basic net income per share	$528	1,458,706	$0.36

Effect of dilutive stock options	—	15,375

Diluted net income per share	$528	1,474,081	$0.36

Three Months Ended September 30, 2004
Basic net income per share	$459	1,457,406	$0.31

Effect of dilutive stock options	—	15,857

Diluted net income per share	$459	1,473,263	$0.31

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine Months Ended September 30, 2005
Basic net income per share	$1,543	1,458,589	$1.06

Effect of dilutive stock options	—	16,148

Diluted net income per share	$1,543	1,474,737	$1.05

Nine Months Ended September 30, 2004
Basic net income per share	$1,394	1,457,406	$0.96

Effect of dilutive stock options	—	15,767

Diluted net income per share	$1,394	1,473,173	$0.95

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income	$528	$459
Change in net unrealized gains (losses) on available-for sale securities, net of deferred income taxes	(132)	220

Total comprehensive income	$396	$679

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net income	$1,543	$1,394
Change in net unrealized losses on available-for-sale securities, net of deferred income taxes	(270)	(229)

Total comprehensive income	$1,273	$1,165

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2005, there were 3,200 shares available for grant under the 1997 Plan.

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2005 there were 100,000 shares available for grant under the 2004 Plan.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.

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

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$528	$459
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)	(2)

Pro forma net income	$526	$457

Basic net income per share:
As reported	$0.36	$0.31
Pro forma	0.36	0.31

Diluted net income per share:
As reported	$0.36	$0.31
Pro forma	0.36	0.31

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$1,543	$1,394
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(6)	(6)

Pro forma net income	$1,537	$1,388

Basic net income per share:
As reported	$1.06	$0.96
Pro forma	1.05	0.96

Diluted net income per share:
As reported	$1.05	$0.95
Pro forma	1.04	0.95

(8) Subsequent Declaration of Cash Dividend

On October 11, 2005 the Board of Directors declared a quarterly cash dividend in the amount of $0.13 per common share payable to shareholders of record as of October 21, 2005.

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

OVERVIEW

Total assets at September 30, 2005 were $228,544, up 3.97% from $219,813 at December 31, 2004. The principal components of the Company’s assets at the end of the period were $30,837 in securities and $180,932 in net loans. During the nine months ended September 30, 2005, net loans increased 13.90% or $22,086 from $158,846 at December 31, 2004. The Company’s lending activities are a principal source of its income. Also during the nine months, securities decreased 9.90% or $3,387 from December 31, 2004.

Total liabilities at September 30, 2005 were $205,570, up 4.03% from $197,606 at December 31, 2004. Demand deposits increased 20.13% or $3,979 from December 31, 2004. Savings and NOW accounts increased 1.76% or $1,055 from December 31, 2004. Time deposits increased 2.43% or $2,843 from December 31, 2004. Individuals and businesses located within the communities the Company serves provide the Company’s deposits.

Total stockholders’ equity at September 30, 2005 was $22,974, including $17,988 in retained earnings and $33 of accumulated other comprehensive income, which represents net unrealized gains on available-for-sale securities. At December 31, 2004, total stockholders’ equity was $22,207.

The Company had net income of $1,543 for the nine months ended September 30, 2005, compared with net income of $1,394 for the comparable period in 2004, an increase of 10.69%. The Company had net income of $528 for the three months ended September 30, 2005, compared with net income of $459 for the comparable period in 2004, an increase of 15.03%. The increase in net income when comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004 is attributable to a 6.33% increase in net interest income after provision for loan losses and a 6.60% increase in noninterest income. The increase in net income when comparing the three months ended September 30, 2005 with the three months ended September 30, 2004 is attributable to a 3.42% increase in net interest income after provision for loan losses and a 10.64% increase in noninterest income. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Profitability as measured by the Company’s return on average assets (ROA) was 0.92% for the nine months ended September 30, 2005, compared to 0.88% for the same period of 2004. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2005 was 9.12%, compared to 8.55% for the nine months ended September 30, 2004.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $5,866 for the nine months ended September 30, 2005, up from $5,525 for the nine months ended September 30, 2004 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $1,998 for the three months ended September 30, 2005, up from $1,909 for the same period in 2004. The net interest margin was 3.85% for the nine months ended September 30, 2005, compared to 3.85% for the nine months ended September 30, 2004. The net interest margin for the third quarter of 2005 was 3.89% compared to 4.00% in the third quarter of 2004.

Interest income on loans and securities increased 14.23% and 16.15% for the nine and three months ended September 30, 2005, respectively, compared to the same periods of 2004 due mainly to loans repricing and being originated at higher interest rates in 2005 as a result of the overall higher interest rate environment.

Interest and fees from loans was $7,801 for the nine months ended September 30, 2005, up from $6,622 for the nine months ended September 30, 2004. Interest and fees from loans was $2,805 for the three months ended September 30, 2005, up from $2,290 for the three months ended September 30, 2004. Interest from securities and fed funds sold was $1,400 for the nine months ended September 30, 2005, down from $1,433 for the nine months ended September 30, 2004. Interest from securities and fed funds sold was $402 for the three months ended September 30, 2005, down from $471 for the three months ended September 30, 2004.

Interest expense increased 31.82% and 41.90% for the nine and three months ended September 30, 2005, respectively, compared to the same periods of 2004 due to the impact of repricing of deposit liabilities at higher interest rates.

NONINTEREST INCOME

Noninterest income increased $114 or 6.60% for the nine months ended September 30, 2005 compared to the same period of 2004. Noninterest income increased $63 or 10.64% when comparing the three months ended September 30, 2005 to the same period of 2004. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales.

The increases from 2004 were primarily due to a 78.83% or $108 increase in commissions and fees as a result of an $88 increase in commissions from investment sales during the first nine months of 2005. Fees on sales of mortgage loans decreased 10.30% or $24 when comparing the nine months ended September 30, 2005 with the nine months ended September 30,2004, although production has improved in the second and third quarters of 2005 when compared to the first quarter of 2005.

NONINTEREST EXPENSE

Noninterest expense increased $214 or 4.20%, for the nine months ended September 30, 2005 compared to the same period of 2004. Noninterest expense increased $14 or 0.77% for the three months ended September 30, 2005 compared to the same period of 2004. The increase in noninterest expense when comparing these periods is primarily attributable to costs associated with operations at the Forest facility that opened in August of 2004, additional staff and the installation of new hardware and software to improve our banking system. Also contributing to the increase were costs associated with the opening of the new Smith Mountain Lake loan production office in May 2005.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The provision for loan losses was $207 in the first nine months of 2005 compared to $203 for the same period of 2004, in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,598 as of September 30, 2005, representing approximately 0.88% of loans receivable. The allowance for loan losses was $1,649 as of September 30, 2004, representing approximately 1.04% of loans receivable. Management believes the allowance was adequate as of September 30, 2005 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,142 at September 30, 2005 and $260 at December 31, 2004. Foreclosed property consists of one property totaling $150 as of September 30, 2005 and December 31, 2004. Nonaccrual loans were $992 at September 30, 2005 and $260 at December 31, 2004. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans equaled nonaccrual loans at September 30, 2005 and December 31, 2004. A loan is considered impaired when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 15.60% as of September 30, 2005 compared to 22.33% as of December 31, 2004. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company’s financial position at September 30, 2005 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. Management reviews the adequacy of the Company’s capital regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $22,974 at September 30, 2005 compared to $22,207 at December 31, 2004. At September 30, 2005, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.99% compared to 9.85% at December 31, 2004. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2005 equaled $1,401. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2005, the Company had unused loan commitments of $50,278, including $39,122 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies rely on the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 15 herein and “Loans and Allowance for Loan Losses” on page 28 of the Company’s 2004 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) is effective for public companies that file as small business issuers at the beginning of the next fiscal period that begins after December 15, 2005. The impact of SFAS No. 123(R) on the Company’s consolidated financial statements is currently being evaluated. The Company will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123(R) will approximate $9,500 in 2006. This estimate applies only to options issued through September 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after September 30, 2005 would increase compensation expense above this estimate for 2006.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 expresses the views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

As of November 10, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Amendment No. 1 to Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-KSB filed March 28, 2005)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 28, 2005)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 10, 2005	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer
(principal executive officer)

NOVEMBER 10, 2005	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)