Form 10KSB
period 2005-12-31
PINNACLE BANKSHARES CORP
filed 2006-03-24
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $3.00

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2005: $15,066,000

The aggregate market value of the issuer’s Common Stock held by nonaffiliates as of March 1, 2006: $30,632,826

The number of shares outstanding of the issuer’s Common Stock as of March 24, 2006: 1,458,706 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders are incorporated by reference in Part II of this report, which is attached hereto as Exhibit 13. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 11, 2006 are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒.

PINNACLE BANKSHARES CORPORATION

2005 FORM 10-KSB ANNUAL REPORT

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

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, eastern Bedford County, and the city of Lynchburg from facilities located in the town of Altavista and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. In July 2005 the Company opened the Smith Mountain Lake loan production facility, located in Moneta, Franklin County, Virginia. The Company opened these offices to better serve the Lynchburg, northern Campbell County, eastern Bedford County and the Smith Mountain Lake areas.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. One property is being held in other real estate owned totaling $150,000 as of December 31, 2005.

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

The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition. Two industries that have been affected in the Company’s market area are the textile and furniture industry. Cheaper production costs overseas has led to job layoffs and a few plant closings in the immediate area but has not affected the Company’s overall profitability.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure with respect to the Company’s corporate operations and internal controls. The Company is complying with the SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System(the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

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

As a national bank, the Bank is also subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, which is currently $100,000 for each depositor. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2005, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2005, both the Company and the Bank were considered “well capitalized.”

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

The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or under capitalized (“3”), as defined under the Prompt Corrective Action Regulations. In addition, each insured depository institution is assigned to one of three “supervisory subgroups.” Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

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

To become eligible for these expanded activities, a bank holding company must qualify and elect to be a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has not elected for various reasons to be treated as a financial holding company under the GLBA.

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

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists.

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

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Employees

As of December 31, 2005, the Company had 87 full-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (60)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of The First National Bank of Altavista since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (55)	Senior Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of The First National Bank of Altavista since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (34)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000; Internal Auditor of The First National Bank of Altavista from March through June 2000; Senior Auditor for One Valley Bancorp from August 1994 through February 2000.

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

The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank.

The Brookville Plaza Office, located at 7805 Timberlake Road in Lynchburg, Virginia, consists of office space leased for $3,125 per month through May 2006 by the Bank in a local supermarket. The Company does not plan to renew this lease and plans to move the office 1.4 miles to 20865 Timberlake Road in Lynchburg, Virginia upon supervisory approval. The new Office would consist of a single-story building leased by the bank for approximately 4,000 per month through April 2011.

The Forest Office, located at 14417 Forest Road in Forest, Virginia, consists of office of a single-story building owned by the Bank.

The Smith Mountain Lake loan production office, located at 74 Scruggs Road, Suite 102, in Moneta, Virginia, consists of office space leased for $1,485 per month through April 2007 by the Bank.

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

Item 3. Legal Proceedings.

Neither the Company nor the Bank nor any of their properties is involved in any pending legal proceedings, nor are any such proceedings threatened, other than nonmaterial proceedings arising in the ordinary course of the Company’s and the Bank’s business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The information contained on the inside back cover of the 2005 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters,” is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The information presented under the caption “Management’s Discussion and Analysis” on pages 6 through 26 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Financial Statements.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 27 through 57 of the 2005 Annual Report to Shareholders, are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As discussed in the Company’s current reports on Form 8-K and 8-K/A filed with the SEC on January 29, 2004, and March 25, 2004, the Company engaged Cherry, Bekaert & Holland LLP as its independent auditors for the fiscal year ended December 31, 2004, and chose not to renew the engagement of KPMG LLP, which served as the Company’s independent auditors for the fiscal year ended December 31, 2003. The Company continued to engage Cherry, Bekaert & Holland LLP as its independent auditors for the fiscal year ended December 31, 2005.

Pinnacle Bankshares Corporation has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements incorporated by reference in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders (“2006 Proxy Statement”) to be held on April 11, 2006.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information with respect to the directors of the Company required by this item is contained on pages 3 through 6 of the 2006 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 10 of the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on pages 10 and 11 of the 2006 Proxy Statement under the caption “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. See Exhibit 14.

Item 10. Executive Compensation.

The information on Executive Compensation required by this item is contained on pages 6 through 9 of the 2006 Proxy Statement under the captions “Executive Compensation” and “Change in Control Agreement,” and is incorporated herein by reference. Information on compensation of directors is contained on page 6 of the 2006 Proxy Statement under the caption “Directors’ Fees” and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on Security Ownership of Certain Beneficial Owners and Management required by this item is contained on pages 2 and 3 of the 2006 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2005 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	42,500	$11.92	107,500

Equity compensation plans not approved by shareholders	—	—	—

Total	42,500	$11.92	107,500

(1)	These shares are available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.

Item 12. Certain Relationships and Related Transactions.

The information on Interest of Management in Certain Transactions required by this item is contained on page 6 of the 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Exhibits.

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2		Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1	*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2	*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3	*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4	*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

10.5	*	Directors’ Annual Compensation

10.6	*	Base Salaries of Named Executive Officers of the Registrant

13		2005 Annual Report to Shareholders

14		Pinnacle Bankshares Corporation Code of Conduct and Conflict of Interest Policy (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-KSB filed March 17, 2004)

21		Subsidiaries of Registrant

23.1		Consent of Cherry, Bekaert & Holland, LLP

31.1		CEO Certification Pursuant to Rule 13a-14(a)

31.2		CFO Certification Pursuant to Rule 13a-14(a)

32		CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

Item 14. Principal Accountant Fees and Services.

The information contained on page 12 of the 2006 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MARCH 24, 2006	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam Jr., President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Gilliam, Jr. Robert H. Gilliam, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2006

/s/ Bryan M. Lemley Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 24, 2006

/s/ A. Willard Arthur A. Willard Arthur	Director	March 24, 2006

/s/ James E. Burton, IV James E. Burton, IV	Director	March 24, 2006

/s/ John P. Erb John P. Erb	Director	March 24, 2006

/s/ R.B. Hancock, Jr. R.B. Hancock, Jr.	Director	March 24, 2006

/s/ James P. Kent, Jr. James P. Kent, Jr.	Director	March 24, 2006

/s/ William F. Overacre William F. Overacre	Director	March 24, 2006

/s/ Carroll E. Shelton Carroll E. Shelton	Director	March 24, 2006

/s/ John L. Waller John L. Waller	Director	March 24, 2006

/s/ Michael E. Watson Michael E. Watson	Director	March 24, 2006