Form 10-Q
period 2006-03-31
PINNACLE BANKSHARES CORP
filed 2006-05-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Broad Street

Altavista, Virginia 24517

(Address of principal executive offices)(Zip Code)

(434) 369-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 11, 2006, 1,458,938 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,387	$6,591
Federal funds sold	10,818	7,223

Total cash and cash equivalents	15,205	13,814

Securities (note 3):
Available-for-sale, at fair value	21,914	22,351
Held-to-maturity, at amortized cost	5,770	6,910
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	481	454
Mortgage loans held for sale	323	457
Loans, net (note 4)	186,473	180,811
Bank premises and equipment, net	5,374	5,407
Accrued income receivable	1,006	1,075
Other assets	2,042	2,136

Total assets	238,663	233,490

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$25,360	$21,914
Savings and NOW accounts	65,658	64,661
Time	123,022	122,671

Total deposits	214,040	209,246

Note payable to Federal Home Loan Bank	175	200
Accrued interest payable	635	601
Other liabilities	273	231

Total liabilities	215,123	210,278

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,938 shares in 2006 and 1,458,706 in 2005	4,377	4,376
Capital surplus	584	577
Retained earnings	18,748	18,362
Accumulated other comprehensive income	-169	-103

Total stockholders’ equity	23,540	23,212

Total liabilities and stockholders’ equity	$238,663	$233,490

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest income:
Interest and fees on loans	$3,115	$2,431
Interest on securities:
U.S. Government agencies	115	112
Corporate	74	106
States and political subdivisions (taxable)	70	70
States and political subdivisions (tax exempt)	75	116
Other	8	6
Interest on federal funds sold	121	92

Total interest income	3,578	2,933

Interest expense:
Interest on deposits:
Savings and NOW accounts	195	98
Time - under $100,000	926	718
Time - $100,000 and over	288	233
Other interest expense	3	4

Total interest expense	1,412	1,053

Net interest income	2,166	1,880

Provision for loan losses	65	60

Net interest income after provision for loan losses	2,101	1,820

Noninterest income:
Service charges on deposit accounts	296	305
Fees on sales of mortgage loans	45	50
Commissions and fees	82	54
Other operating income	138	140

Total noninterest income	561	549

Noninterest expense:
Salaries and employee benefits	1,094	987
Occupancy expense	96	95
Furniture and equipment	189	174
Office supplies and printing	45	54
Other operating expenses	399	389

Total noninterest expense	1,823	1,699

Income before income tax expense	839	670

Income tax expense	263	193

Net income	$576	$477

Basic net Income per share (note 5)	$0.39	$0.33

Diluted net income per share (note 5)	$0.39	$0.32

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2004	1,457,406	$4,372	562	16,970	303	22,207

Net income	—	—	—	477	—	477
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $149	—	—	—	—	(290)	(290)
Cash dividends declared by Bankshares ($0.12 per share)	—	—	—	(175)	—	(175)
Issuance of common stock	1,400	4	15	—	—	19

Balances, March 31, 2005	1,458,806	4,376	577	17,272	13	22,238

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2005	1,458,706	$4,376	577	18,362	(103)	23,212

Net income	—	—	—	576	—	576
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $34	—	—	—	—	(66)	(66)
Cash dividends declared by Bankshares ($0.13 per share)	—	—	—	(190)	—	(190)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	2	—	—	2

Balances, March 31, 2006	1,458,938	4,377	584	18,748	(169)	23,540

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$576	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	104	115
Amortization of intangible assets	3	3
Amortization (Accretion) of unearned fees, net	(27)	15
Net amortization of premiums and discounts on securities	1	11
Provision for loan losses	65	60
Originations of mortgage loans held for sale	(2,033)	(696)
Sales of mortgage loans held for sale	1,899	696
Net decrease (increase) in:
Accrued income receivable	69	(26)
Other assets	125	325
Net increase (decrease) in:
Accrued interest payable	34	44
Other liabilities	42	(89)

Net cash provided by operating activities	858	935

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,003)	(995)
Purchases of held-to-maturity securities	—	(500)
Proceeds from maturities and calls of held-to-maturity securities	1,140	—
Proceeds from maturities and calls of available-for-sale securities	2,060	1,516
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	279	420
Purchase of Federal Home Loan Bank stock	(27)	(26)
Collections on loan participations	92	200
Net increase in loans made to customers	(5,565)	(2,032)
Recoveries on loans charged off	41	21
Purchases of bank premises and equipment	(71)	(46)

Net cash used in investing activities	(4,054)	(1,442)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	4,443	5,204
Net increase (decrease) in time deposits	351	(308)
Repayments of note payable to Federal Home Loan Bank	(25)	(25)
Proceeds from issuance of common stock	6	19
Accrual of stock option vesting	2	—
Cash dividends paid	(190)	(175)

Net cash provided by financing activities	4,587	4,715

Net increase in cash and cash equivalents	1,391	4,208

Cash and cash equivalents, beginning of period	13,814	17,336

Cash and cash equivalents, end of period	$15,205	$21,544

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006(Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2005 Annual Report to Shareholders and additional information supplied in the 2005 Form 10-KSB.

The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2006 and December 31, 2005, are shown in the table below. As of March 31, 2006, securities with amortized costs of $2,962 and fair values of $2,962 were pledged as collateral for public deposits.

March 31, 2006
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporations and agencies	$4,960	1	(81)	4,880
Obligations of states and political subdivisions	6,194	79	(105)	6,168
Mortgage-backed securities- Government	5,709	37	(103)	5,643
Corporate Issues	5,256	—	(83)	5,173
Other securities	50	—	—	50

Totals	$22,169	117	(372)	21,914

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$5,770	102	(63)	5,809

December 31, 2005
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporations and agencies	$3,985	3	(67)	3,921
Obligations of states and political subdivisions	6,922	97	(85)	6,934
Mortgage-backed securities- Government	6,055	8	(78)	5,985
Corporate Issues	5,494	54	(87)	5,461
Other securities	50	—	—	50

Totals	$22,506	162	(317)	22,351

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$6,910	125	(53)	6,982

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005	March 31, 2005
Balance at January 1,	$1,508	$1,502	$1,502
Provision for loan losses	65	230	60
Loans charged off	(79)	(380)	(102)
Recoveries	41	156	21

Balance at end of period,	$1,535	$1,508	$1,481

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2006
Basic net income per share	$576	1,458,799	$0.39

Effect of dilutive stock options	—	19,342

Diluted net income per share	$576	1,478,141	$0.39

Three Months Ended March 31, 2005
Basic net income per share	$477	1,458,342	$0.33

Effect of dilutive stock options	—	16,449

Diluted net income per share	$477	1,474,791	$0.32

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$576	$477
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(66)	(290)

Total comprehensive income	$510	$187

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At March 31, 2006, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005 and March 31 2006	42,500	$10.00-14.75	$11.78	$501

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At March 31, 2006, no options from the plan had been granted and all 100,000 shares were available for grant under the 2004 Plan.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the “modified prospective” method effective January 1, 2006. The Company estimates that the adoption of SFAS No. 123R will result in an additional expense in 2006 of approximately $9, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

Compensation cost has been recognized for the Company’s stock options in the accompanying consolidated financial statements for 2006. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123 in 2005, the Company’s net income, basic net income per share and diluted net income per share would have decreased to the pro forma amounts for the interim periods indicated below:

Three Months Ended March 31, 2005
Net income, as reported	$477
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)

Pro forma net income	$475

Basic net income per share:
As reported	$0.33
Pro forma	0.33
Diluted net income per share:
As reported	$0.32
Pro forma	0.32

(8) Subsequent Declaration of Cash Dividend

On April 11, 2006 the Board of Directors declared a quarterly cash dividend in the amount of $0.13 per common share payable to shareholders of record as of April 21, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2006 were $238,663 up 2.22% from $233,490 at December 31, 2005. The principal components of the Company’s assets at the end of the period were $27,684 in securities and $186,473 in net loans. During the three-month period ended March 31, 2006, net loans increased 3.13% or $5,662 from $180,811 at December 31, 2005. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 5.39% or $1,577 from December 31, 2005.

Total liabilities at March 31, 2006 were $215,123, up 2.30% from $210,278 at December 31, 2005, primarily as a result of an increase in demand deposits from December 31, 2005 of $3,446 or 15.73% and an increase in savings and NOW accounts from December 31, 2005 of $997 or 1.54%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2006 was $23,540 including $18,748 in retained earnings and $169 of accumulated other comprehensive losses, which represents net unrealized losses on available-for-sale securities. At December 31, 2005, total stockholders’ equity was $23,212.

The Company had net income of $576 for the three months ended March 31, 2006, compared with net income of $477 for the comparable period in 2005, an increase of 20.76%. This increase in net income was primarily due to a $281 increase in net interest income after provision for loan losses as interest income increased by $645 compared with an increase in interest expense of $359 and an increase in provision for loan losses of $5.

Profitability as measured by the Company’s return on average assets (ROA) was 0.98% for the three months ended March 31, 2006, up from 0.86% for the same period of 2005. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2006 was 9.86%, up from 8.59% for the three months ended March 31, 2005.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,166 for the three months ended March 31, 2006 compared to $1,880 for the three months ended March 31, 2005 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin increased to 3.99% for the three months ended March 31, 2006, from 3.76% for the three months ended March 31, 2005. The increase was attributable to the upward repricing of variable rate loans due to increases in the Prime Rate during 2005 and the first quarter of 2006. Overall loan yield growth has exceeded the growth in the rate paid for deposits in the past year.

Total interest income increased 21.99% in the first quarter of 2006 compared to the first quarter of 2005 due to the impact of upward repricing of variable rate loans as the Prime Rate has increased 2.00% since March 31, 2005. Interest and fees on loans was $3,115 for the three-month period ended March 31, 2006, up from $2,431 for the same period in 2005.

Total interest expense increased 34.09% in the first quarter of 2006 compared to the first quarter of 2005 due to the impact of the upward repricing of deposit liabilities during 2005 and the first quarter of 2006 noted above.

NONINTEREST INCOME

Noninterest income increased $12 or 2.19% for the three-month period ended March 31, 2006 compared to the same period of 2005. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The increase from 2005 was due to a $28 or 51.85% increase in commissions and fees, mainly from investment securities, partially offset by a $9 decrease in service charges and a $5 decrease in fees on sales of mortgage loans. The decrease in fees on the sale of mortgage loans is due to an increase in mortgage rates, fewer refinancings and the lack of growth in the mortgage loan market in the first quarter of 2006.

NONINTEREST EXPENSE

Noninterest expense increased $124 or 7.30%, for the three-month period ended March 31, 2006 compared to the same period of 2005. The increase in noninterest expense is primarily attributable to the growth of the Company’s personnel expenses due to adding a commercial loan officer and staffing the Bank’s loan production office at Smith Mountain Lake, which opened in June of 2005. The Company also experienced an 8.62% increase in furniture and equipment primarily attributable to furnishings and equipment expense at the loan production office and other upgrades.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $65 in the first three months of 2006 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,535 as of March 31, 2006, representing approximately 0.81% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2006 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $518 at March 31, 2006 and $571 at December 31, 2005. Foreclosed property consists of one property totaling $150 as of March 31, 2006 and December 31, 2005. Non-accrual loans were $368 at March 31, 2006 and $421 at December 31, 2005. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at March 31, 2006.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 17.62% as of March 31, 2006 and December 31, 2005. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

The Company has entered into certain contractual obligations including long-term debt and operating leases. The table does not include deposit liabilities entered into in the ordinary course of banking. The following table summarizes the Company’s contractual obligations as of March 31, 2006.

	March 31, 2006
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Federal Home Loan Bank Advances	$175	$75	$100	$—	$—
Operating Leases	323	67	134	122	—

Total	$498	$142	$234	$122	$—

CAPITAL

The Company’s financial position at March 31, 2006 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $23,540 at March 31, 2006 compared to $23,212 at December 31, 2005. At March 31, 2006, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.78% compared to 9.88% at December 31, 2005. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2006 equaled $1,434. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2006, the Company had unused loan commitments of $55,091, including $45,014 in unused commitments with an original maturity exceeding one year.

BRANCH RELOCATION

The Brookville Plaza Office located in a Kroger grocery store at 7805 Timberlake Road in Lynchburg, Virginia will relocate approximately 1.5 miles to a full service branch at 20865 Timberlake Road in Lynchburg, Virginia on May 17, 2006.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 17 herein and “Loans and Allowance for Loan Losses” on page 29 of the Company’s 2005 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123R for all unvested awards granted prior to the effective date of SFAS No. 123R. The “modified retrospective” method, has the same requirements as the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company adopted SFAS No. 123R under the “modified prospective” method effective January 1, 2006. The Company estimates that the adoption of SFAS 123R will result in an additional expense in 2006 of approximately $9, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this Statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

As of May 11, 2006, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. If the Bank is to achieve its financial goals, it must effectively manage this risk.

The primary market risk for a bank is interest rate risk and its impact on net interest income. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The Bank’s Asset/Liability Management Committee and the Investment Committee are primarily responsible for establishing strategies to monitor and control liquidity and interest rate risk. The primary goal for managing interest rate volatility is to maximize net interest income while ensuring liquidity and managing interest rate risk within established guidelines. The Bank uses static gap analysis, earnings simulation analysis and economic value of equity (net present value estimation) to monitor interest rate risk. Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures have limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing is less utilized since it does not effectively measure the earnings impact on the Company and is not addressed here. However, earnings simulation and economic value models that more effectively measure the earnings impact and are utilized by management on a regular basis are explained below.

EARNINGS SIMULATION ANALYSIS

Management uses earnings simulation analysis to measure interest rate sensitivity and its impact on future earnings. The simulation uses current balance sheet volumes, growth, repricings, changes in mix of assets and liabilities, prepayments and average rate paid and earned assumptions to project income under multiple interest rate scenarios.

The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of December 31, 2005.

Change in Prime Rate	% Change in Net Income
+200 basis points	+27.73%
+100 basis points	+13.63%
Level	0
-100 basis points	-17.69%
-200 basis points	-35.33%

ECONOMIC VALUE OF EQUITY SIMULATION

Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value of equity simulation as in the earnings simulation.

The following chart reflects the change in the net market value by using December 31, 2005 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	$7,715
+200 basis points	$5,587
+100 basis points	$3,027
level	0
-100 basis points	$-3,373
-200 basis points	$-7,293
-300 basis points	$-11,715

There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2005 data.

The Bank cannot predict future interest rates or their exact effect on net interest income. Certain limitations are inherent in any analysis. There is no guarantee that the risk management and balance sheet strategies management employs will be effective in periods of rapid rate movements. Furthermore, these analyses do not reflect actions management might take in response to or in anticipation of changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 12, 1998 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 24, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 11, 2006	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

MAY 11, 2006	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)