Form 10-Q
period 2006-06-30
PINNACLE BANKSHARES CORP
filed 2006-08-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 11, 2006, 1,458,938 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$5,655	$6,591
Federal funds sold	6,504	7,223

Total cash and cash equivalents	12,159	13,814

Securities (note 3):
Available-for-sale, at fair value	20,378	22,351
Held-to-maturity, at amortized cost	5,770	6,910
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	481	454
Mortgage loans held for sale	894	—
Loans, net (note 4)	191,753	181,268
Bank premises and equipment, net	5,367	5,407
Accrued income receivable	1,075	1,075
Other assets	2,060	2,136

Total assets	$240,012	$233,490

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$22,095	$21,914
Savings and NOW accounts	68,285	64,661
Time	124,686	122,671

Total deposits	215,066	209,246

Note payable to Federal Home Loan Bank	150	200
Accrued interest payable	635	601
Other liabilities	381	231

Total liabilities	216,232	210,278

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,938 shares in 2006 and 1,458,706 in 2005	4,377	4,376
Capital surplus	586	577
Retained earnings	19,182	18,362
Accumulated other comprehensive income	(365)	(103)

Total stockholders’ equity	23,780	23,212

Total liabilities and stockholders’ equity	$240,012	$233,490

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Interest income:
Interest and fees on loans	$3,379	$2,565
Interest on securities:
U.S. Government agencies	121	118
Corporate	57	107
States and political subdivisions (taxable)	67	66
States and political subdivisions (tax exempt)	67	105
Other	9	9
Interest on federal funds sold	81	91

Total interest income	3,781	3,061

Interest expense:
Interest on deposits:
Savings and NOW accounts	233	124
Time - under $100,000	967	719
Time - $100,000 and over	295	226
Other interest expense	3	5

Total interest expense	1,498	1,074

Net interest income	2,283	1,987

Provision for loan losses	81	82

Net interest income after provision for loan losses	2,202	1,905

Noninterest income:
Service charges on deposit accounts	367	338
Fees on sales of mortgage loans	62	70
Commissions and fees	106	99
Other operating income	131	130

Total noninterest income	666	637

Noninterest expense:
Salaries and employee benefits	1,103	1,027
Occupancy expense	104	93
Furniture and equipment	196	170
Office supplies and printing	67	40
Other operating expenses	479	451

Total noninterest expense	1,949	1,781

Income before income tax expense	919	761

Income tax expense	295	224

Net income	$624	$537

Net income per share (note 5):
Basic	$0.43	$0.37
Diluted	$0.42	$0.36

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest income:
Interest and fees on loans	$6,494	$4,996
Interest on securities:
U.S. Government agencies	236	230
Corporate	131	213
States and political subdivisions (taxable)	137	136
States and political subdivisions (tax exempt)	142	221
Other	17	15
Interest on federal funds sold	202	183

Total interest income	7,359	5,994

Interest expense:
Interest on deposits:
Savings and NOW accounts	428	222
Time - under $100,000	1,893	1,437
Time - $100,000 and over	583	459
Other interest expense	6	9

Total interest expense	2,910	2,127

Net interest income	4,449	3,867

Provision for loan losses	146	142

Net interest income after provision for loan losses	4,303	3,725

Noninterest income:
Service charges on deposit accounts	663	643
Fees on sales of mortgage loans	107	120
Commissions and fees	188	153
Other operating income	269	270

Total noninterest income	1,227	1,186

Noninterest expense:
Salaries and employee benefits	2,197	2,014
Occupancy expense	200	188
Furniture and equipment	385	344
Office supplies and printing	112	94
Other operating expenses	878	840

Total noninterest expense	3,772	3,480

Income before income tax expense	1,758	1,431

Income tax expense	558	417

Net income	$1,200	$1,014

Net income per share (note 5):
Basic	$0.82	$0.70
Diluted	$0.81	$0.69

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2004	1,457,406	$4,372	$562	$16,970	$303	$22,207

Net income	—	—	—	1,014	—	1,014
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $70	—	—	—	—	(138)	(138)
Cash dividends declared by Bankshares ($0.24 per share)	—	—	—	(350)	—	(350)
Issuance of common stock	1,400	4	15	—	—	19

Balances, June 30, 2005	1,458,806	$4,376	$577	$17,634	$165	$22,752

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2005	1,458,706	$4,376	$577	$18,362	$(103)	$23,212
Net income	—	—	—	1,200	—	1,200
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $135	—	—	—	—	(262)	(262)
Cash dividends declared by Bankshares ($0.26 per share)	—	—	—	(380)	—	(380)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	4	—	—	4

Balances, June 30, 2006	1,458,938	$4,377	$586	$19,182	$(365)	$23,780

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income	$1,200	$1,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	211	232
Amortization of intangible assets	3	6
Amortization of unearned fees, net	(18)	19
Net amortization of premiums and discounts on securities	6	15
Provision for loan losses	146	142
Originations of mortgage loans held for sale	(4,834)	(7,476)
Sales of mortgage loans held for sale	4,397	7,476
Net decrease (increase) in:
Accrued income receivable	0	(47)
Other assets	69	(91)
Net increase (decrease) in:
Accrued interest payable	34	(9)
Other liabilities	150	(31)

Net cash provided by operating activities	1,364	1,250

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,003)	(2,520)
Purchases of held-to-maturity securities	0	(500)
Proceeds from maturities and calls of held-to-maturity securities	1,140	1,172
Proceeds from maturities and calls of available-for-sale securities	2,996	2,046
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	576	840
Purchase of Federal Home Loan Bank stock	(27)	(25)
Collections on loan participations	250	409
Net increase in loans made to customers	(11,255)	(8,647)
Recoveries on loans charged off	74	76
Purchases of bank premises and equipment	(171)	(116)

Net cash used in investing activities	(8,420)	(7,265)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	3,805	4,625
Net increase (decrease) in time deposits	2,015	(5,386)
Repayments of note payable to Federal Home Loan Bank	(50)	(50)
Proceeds from issuance of common stock	6	19
Accrual of stock option vesting	5
Cash dividends paid	(380)	(350)

Net cash provided by (used in) financing activities	5,401	(1,142)

Net increase in cash and cash equivalents	(1,655)	(7,157)

Cash and cash equivalents, beginning of period	13,814	17,336

Cash and cash equivalents, end of period	$12,159	$10,179

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2005 Annual Report to Shareholders and additional information supplied in the 2005 Form 10-KSB.

The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2006 and December 31, 2005, are shown in the table below. As of June 30, 2006, securities with amortized costs of $2,960 and fair values of $2,931 were pledged as collateral for public deposits.

	June 30, 2006
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S.
Government corporations and agencies	$4,937	—	(118)	4,819
Obligations of states and political subdivisions	6,031	41	(163)	5,909
Mortgage-backed securities- Government	5,408	9	(203)	5,214
Corporate Issues	4,504	—	(118)	4,386
Other securities	50	—	—	50

Totals	$20,930	50	(602)	20,378

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Losses Unrealized	Fair Values
Obligations of states and political subdivisions	$5,770	76	(96)	5,750

	December 31, 2005
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S.
Government corporations and agencies	$3,985	3	(67)	3,921
Obligations of states and political subdivisions	6,922	97	(85)	6,934
Mortgage-backed securities- Government	6,055	8	(78)	5,985
Corporate Issues	5,494	54	(87)	5,461
Other securities	50	—	—	50

Totals	$22,506	162	(317)	22,351

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$6,910	125	(53)	6,982

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
Balance at January 1,	$1,508	$1,502	$1,502
Provision for loan losses	146	230	142
Loans charged off	(96)	(380)	(165)
Recoveries	74	156	76

Balance at end of period,	$1,632	$1,508	$1,555

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2006	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$624	1,458,938	$0.43

Effect of dilutive stock options	—	19,150

Diluted net income per share	$624	1,478,088	$0.42

Three Months Ended June 30, 2005
Basic net income per share	$537	1,458,706	$0.37

Effect of dilutive stock options	—	15,435

Diluted net income per share	$537	1,474,141	$0.36

Six Months Ended June 30, 2006	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,200	1,458,869	$0.82

Effect of dilutive stock options	—	19,375

Diluted net income per share	$1,200	1,478,244	$0.81

Six Months Ended June 30, 2005
Basic net income per share	$1,014	1,458,524	$0.70

Effect of dilutive stock options	—	15,286

Diluted net income per share	$1,014	1,473,810	$0.69

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2006	June 30, 2005
Net income	$624	$537
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(197)	152

Total comprehensive income	$427	$689

	Six Months Ended
	June 30, 2006	June 30, 2005
Net income	$1,200	$1,014
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(262)	(138)

Total comprehensive income	$938	$876

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At June 30, 2006, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005 and June 30 2006	42,500	$10.00 - 14.75	$11.78	$501

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At June 30, 2006, no options had been granted under the plan and all 100,000 shares were available for grant under the 2004 Plan.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the “modified prospective” method effective January 1, 2006. The Company’s adoption of SFAS No. 123R resulted in an additional expense for the six months ended June 30, 2006 of approximately $4, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

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

Three Months Ended June 30 ,2005
Net income, as reported	$537
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)

Pro forma net income	$535

Basic net income per share:
As reported	$0.37
Pro forma	0.37
Diluted net income per share:
As reported	$0.36
Pro forma	0.36

Six Months Ended June 30, 2005
Net income, as reported	$1,014
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(4)

Pro forma net income	$1,010

Basic net income per share:
As reported	$0.70
Pro forma	0.69
Diluted net income per share:
As reported	$0.69
Pro forma	0.69

(8) Subsequent Declaration of Cash Dividend

On July 11, 2006 the Board of Directors declared a quarterly cash dividend in the amount of $0.14 per common share payable to shareholders of record as of July 21, 2006.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2006 were $240,012 up 2.79% from $233,490 at December 31, 2005. The principal components of the Company’s assets at the end of the period were $26,148 in securities and $191,753 in net loans. During the six-month period ended June 30, 2006, net loans increased 5.78% or $10,485 from $181,268 at December 31, 2005. The Company’s lending activities are a principal source of its income. Also during the six months, securities decreased 10.64% or $3,113 from December 31, 2005.

Total liabilities at June 30, 2006 were $216,232, up 2.83% from $210,278 at December 31, 2005, primarily as a result of an increase in savings and NOW accounts from December 31, 2005 of $3,624 or 5.60% and an increase in time deposits from December 31, 2005 of $2,015 or 1.64%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2006 was $23,780 including $19,182 in retained earnings and $365 of accumulated other comprehensive losses, which represents net unrealized losses on available-for-sale securities. At December 31, 2005, total stockholders’ equity was $23,212.

The Company had net income of $1,200 for the six months ended June 30, 2006, compared with net income of $1,014 for the comparable period in 2005, an increase of 18.34%. The Company had net income of $624 for the three months ended June 30, 2006, compared with net income of $537 for the comparable period in 2005, an increase of 16.20%. The increase in net income when comparing the six months ended June 30, 2006 with the six months ended June 30, 2005 is attributable to a 15.52% increase in net interest income after provision for loan losses and a 3.46% increase in non-interest income. The increase in net income when comparing the three months ended June 30, 2006 with the three months end June 30, 2005 is attributable to an 15.59% increase in net interest income after provision for loan losses and a 4.55% increase in non-interest income. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Profitability as measured by the Company’s return on average assets (ROA) was 1.02% for the six months ended June 30, 2006, compared to 0.91% for the same period of 2005. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2006 was 10.21%, compared to 9.05% for the six months ended June 30, 2005.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $4,449 for the six months ended June 30, 2006 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $2,283 for the three months ended June 30, 2006. The net interest margin increased to 4.06% for the six months ended June 30, 2006, from 3.84% for the six months ended June 30, 2005. The increase was caused by an 84 basis point increase in yield on earning assets exceeding the 57 basis point increase in the cost paid for deposits.

Interest income on loans and securities increased 22.77% and 23.52% for the six and three months ended June 30, 2006, respectively, compared to the same periods of 2005 due to a higher volume of loans and loans repricing and being originated at higher interest rates in 2006 as a result of the overall higher interest rate environment.

Interest and fees from loans was $6,494 for the six months ended June 30, 2006, up from $4,996 for the six months ended June 30, 2005. Interest and fees from loans was $3,379 for the three months ended June 30, 2006, up from $2,565 for the three months ended June 30, 2005. Interest from securities and fed funds sold was $865 for the six months ended June 30, 2006, down from $998 for the six months ended June 30, 2005. Interest from securities and fed funds sold was $402 for the three months ended June 30, 2006, down from $496 for the three months ended June 30,2005.

Interest expense increased 36.81% and 39.48% for the six and three months ended June 30, 2006, respectively, compared to the same periods of 2005 due a higher volume of deposits and the impact of repricing of deposit liabilities at higher interest rates.

NONINTEREST INCOME

Noninterest income increased $41 or 3.46% for the six months ended June 30, 2006 compared to the same period of 2005. Noninterest income increased $29 or 4.55% when comparing the three months ended June 30, 2006 to the same period of 2005. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales. The increases from 2005 were primarily due to a 22.88% or $35 increase in commissions and fees consisting mainly of a $31 increase in commissions from investment sales during the first half of 2006. Fees on sales of mortgage loans decreased 10.83% or $13 when comparing the six months ended June 30, 2006 with the six months ended June 30, 2005, although production improved significantly in May and June of 2006 compared with January though April of 2006.

NONINTEREST EXPENSE

Noninterest expense increased $292 or 8.39%, for the six months ended June 30, 2006 compared to the same period of 2005. Noninterest expense increased $168 or 9.43% for the three months ended June 30, 2006 compared to the same period of 2005. The increase in noninterest expense when comparing these periods is primarily attributable to an increase in salary and benefits and other expenses associated with opening two new facilities. The full service Timberlake branch opened in May 2006 and the Smith Mountain Lake loan production office opened in May 2005.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $146 in the first six months of 2006 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,632 as of June 30, 2006, representing approximately 0.84% of total loans outstanding. Management believes the allowance was adequate as of June 30, 2006 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $293 on June 30, 2006 and $571 at December 31, 2005. Foreclosed property consisted of one property totaling $150 on December 31, 2005. Non-accrual loans were $293 on June 30, 2006 and $421 at December 31, 2005. The Bank had no foreclosed properties as of June 30, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at June 30, 2006.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 15.29% as of June 30, 2006 and 17.62% as of December 31, 2005. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $11,890 that had no outstanding balance as of June 30, 2006 and an established line with the FHLB that had $150 outstanding under a total line of $31,202 as of June 30, 2006. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

As of June 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

CAPITAL

The Company’s financial position at June 30, 2006 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $23,780 at June 30, 2006 compared to $23,212 at December 31, 2005. At June 30, 2006, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.94% compared to 9.88% at December 31, 2005. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2006 equaled $1,577. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2006, the Company had unused loan commitments of $55,750, including $45,437 in unused commitments with an original maturity exceeding one year.

BRANCH RELOCATION

The Brookville Plaza Office located in a Kroger grocery store at 7805 Timberlake Road in Lynchburg, Virginia relocated approximately 1.5 miles to a full service branch operating as the Timberlake Office at 20865 Timberlake Road in Campbell County, Virginia on May 17, 2006.

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

As of August 11, 2006, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 11, 2006.

At the 2006 Annual Meeting, the following persons were elected to serve as Class III Directors, to serve until the 2009 Annual Meeting, having received the following votes:

Name	For	Withheld
Carroll E. Shelton	1,107,437	178
John L. Waller	1,107,437	178
Michael E. Watson	1,105,487	2,128

Class I and II directors continued in office after the 2006 meeting.

Class I	Class II
Serving until the 2007 Meeting	Serving until the 2008 Meeting
A. Willard Arthur	James E. Burton, IV
John P. Erb	James P. Kent, Jr.
Robert H. Gilliam, Jr.	William F. Overacre
R.B. Hancock, Jr.

No other matters were voted on during the meeting.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 11, 2006)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 24, 2006)

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION (Registrant)

AUGUST 11, 2006	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer
(principal executive officer)

AUGUST 11, 2006	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)