Form 10-Q
period 2006-09-30
PINNACLE BANKSHARES CORP
filed 2006-11-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Broad Street

Altavista, Virginia 24517

(Address of principal executive offices) (Zip Code)

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

At October 10, 2006, 1,458,938 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$4,730	$6,591
Federal funds sold	4,660	7,223

Total cash and cash equivalents	9,390	13,814

Securities (note 3):
Available-for-sale, at fair value	19,453	22,351
Held-to-maturity, at amortized cost	5,770	6,910
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	481	454
Mortgage loans held for sale	0	457
Loans, net (note 4)	202,895	180,811
Bank premises and equipment, net	5,311	5,407
Accrued income receivable	1,175	1,075
Other assets	1,928	2,136

Total assets	$246,478	$233,490

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$25,949	$21,914
Savings and NOW accounts	65,633	64,661
Time	129,016	122,671

Total deposits	220,598	209,246

Note payable to Federal Home Loan Bank	125	200
Accrued interest payable	744	601
Other liabilities	571	231

Total liabilities	222,038	210,278

Stockholders' equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,458,938 shares in 2006 and 1,458,706 in 2005	4,377	4,376
Capital surplus	588	577
Retained earnings	19,608	18,362
Accumulated other comprehensive loss	(133)	(103)

Total stockholders' equity	24,440	23,212

Total liabilities and stockholders' equity	$246,478	$233,490

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Interest income:
Interest and fees on loans	$3,624	$2,805
Interest on securities:
U.S. Government agencies	118	114
Corporate	45	97
States and political subdivisions (taxable)	67	64
States and political subdivisions (tax exempt)	68	94
Other	8	7
Interest on federal funds sold	85	26

Total interest income	4,015	3,207

Interest expense:
Interest on deposits:
Savings and NOW accounts	292	147
Time - under $100,000	1,061	808
Time - $100,000 and over	321	247
Other interest expense	1	7

Total interest expense	1,675	1,209

Net interest income	2,340	1,998

Provision for loan losses	94	65

Net interest income after provision for loan losses	2,246	1,933

Noninterest income:
Service charges on deposit accounts	346	343
Fees on sales of mortgage loans	59	88
Commissions and fees	89	92
Other operating income	134	132

Total noninterest income	628	655

Noninterest expense:
Salaries and employee benefits	1,140	1,071
Occupancy expense	118	99
Furniture and equipment	191	189
Office supplies and printing	53	47
Other operating expenses	453	425

Total noninterest expense	1,955	1,831

Income before income tax expense	919	757

Income tax expense	290	229

Net income	$629	$528

Net income per share (note 5):
Basic	$0.43	$0.36
Diluted	$0.43	$0.36

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Interest income:
Interest and fees on loans	$10,118	$7,801
Interest on securities:
U.S. Government agencies	354	345
Corporate	176	310
States and political subdivisions (taxable)	204	200
States and political subdivisions (tax exempt)	210	315
Other	25	21
Interest on federal funds sold	287	209

Total interest income	11,374	9,201

Interest expense:
Interest on deposits:
Savings and NOW accounts	720	369
Time - under $100,000	2,954	2,244
Time - $100,000 and over	904	706
Other interest expense	7	16

Total interest expense	4,585	3,335

Net interest income	6,789	5,866

Provision for loan losses	240	207

Net interest income after provision for loan losses	6,549	5,659
Noninterest income:
Service charges on deposit accounts	1,009	985
Fees on sales of mortgage loans	166	209
Commissions and fees	277	245
Other operating income	403	402

Total noninterest income	1,855	1,841

Noninterest expense:
Salaries and employee benefits	3,337	3,084
Occupancy expense	318	288
Furniture and equipment	576	533
Office supplies and printing	165	141
Other operating expenses	1,331	1,265

Total noninterest expense	5,727	5,311

Income before income tax expense	2,677	2,189

Income tax expense	848	646

Net income	$1,829	$1,543

Net income per share (note 5):
Basic	$1.25	$1.06
Diluted	$1.24	$1.05

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value				Total
Balances, December 31, 2004	1,457,406	$4,372	$562	$16,970	$303	$22,207

Net income	—	—	—	1,543	—	1,543
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $139	—	—	—	—	(270)	(270)
Cash dividends declared by Bankshares ($0.36 per share)	—	—	—	(525)	—	(525)
Issuance of common stock	1,300	4	15	—	—	19

Balances, September 30, 2005	1,458,706	$4,376	$577	$17,988	$33	$22,974

					Accumulated Other Comprehensive Income
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value				Total
Balances, December 31, 2005	1,458,706	$4,376	$577	$18,362	$(103)	$23,212

Net income	—	—	—	1,829	—	1,829
Change in net unrealized losses on available-for-sale securities, net of deferred income tax benefit of $15	—	—	—	—	(30)	(30)
Cash dividends declared by Bankshares ($0.40 per share)	—	—	—	(583)	—	(583)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	6	—	—	6

Balances, September 30, 2006	1,458,938	$4,377	$588	$19,608	$(133)	$24,440

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net income	$1,829	$1,543

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	319	349
Amortization of intangible assets	3	9
Amortization of unearned fees, net	(36)	36
Net amortization of premiums and discounts on securities	10	25
Provision for loan losses	240	207
Accrual of stock option vesting	6	—
Originations of mortgage loans held for sale	(6,766)	(10,641)
Sales of mortgage loans held for sale	7,223	10,641
Net decrease (increase) in:
Accrued income receivable	(100)	(115)
Other assets	81	218
Net increase (decrease) in:
Accrued interest payable	143	88
Other liabilities	340	74

Net cash provided by operating activities	3,292	2,434

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,003)	(3,015)
Purchases of held-to-maturity securities	—	(500)
Proceeds from maturities and calls of held-to-maturity securities	1,140	1,427
Proceeds from maturities and calls of available-for-sale securities	4,014	3,709
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	832	1,332
Purchase of Federal Home Loan Bank stock	(27)	(27)
Collections on loan participations	394	582
Net increase in loans made to customers	(22,649)	(23,023)
Recoveries on loans charged off	106	125
Purchases of bank premises and equipment	(223)	(149)

Net cash used in investing activities	(18,416)	(19,539)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,007	5,034
Net increase (decrease) in time deposits	6,345	2,843
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	6	19
Cash dividends paid	(583)	(525)

Net cash provided by financing activities	10,700	7,296

Net decrease in cash and cash equivalents	(4,424)	(9,809)

Cash and cash equivalents, beginning of period	13,814	17,336

Cash and cash equivalents, end of period	$9,390	$7,527

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2006(Unaudited)

(In thousands, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2005 Annual Report to Shareholders and additional information supplied in the 2005 Form 10-KSB.

The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2006 and December 31, 2005, are shown in the table below. As of September 30, 2006, securities with amortized costs of $2,962 and fair values of $2,969 were pledged as collateral for public deposits.

	September 30, 2006
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporation sand agencies	$4,919	1	(63)	4,857
Obligations of states and political subdivisions	6,032	81	(81)	6,032
Mortgage-backed securities- Government	5,150	18	(97)	5,071
Corporate Issues	3,503	—	(60)	3,443
Other securities	50	—	—	50

Totals	$19,654	100	(301)	19,453

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$5,770	89	(47)	5,812

	December 31, 2005
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. Government corporations and agencies	$3,985	3	(67)	3,921
Obligations of states and political subdivisions	6,922	97	(85)	6,934
Mortgage-backed securities- Government	6,055	8	(78)	5,985
Corporate Issues	5,494	54	(87)	5,461
Other securities	50	—	—	50

Totals	$22,506	162	(317)	22,351

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$6,910	125	(53)	6,982

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
Balance at January 1,	$1,508	$1,502	$1,502
Provision for loan losses	240	230	207
Loans charged off	(130)	(380)	(236)
Recoveries	106	156	125

Balance at end of period,	$1,724	$1,508	$1,598

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2006
Basic net income per share	$629	1,458,938	$0.43

Effect of dilutive stock options	—	18,864

Diluted net income per share	$629	1,477,802	$0.43

Three Months Ended September 30, 2005
Basic net income per share	$528	1,458,706	$0.36

Effect of dilutive stock options	—	15,375

Diluted net income per share	$528	1,474,081	$0.36

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine Months Ended September 30, 2006
Basic net income per share	$1,829	1,458,891	$1.25

Effect of dilutive stock options	—	19,205

Diluted net income per share	$1,829	1,478,096	$1.24

Nine Months Ended September 30, 2005
Basic net income per share	$1,543	1,458,589	$1.06

Effect of dilutive stock options	—	16,148

Diluted net income per share	$1,543	1,474,737	$1.05

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2006	September 30, 2005
Net income	$629	$528
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	232	(132)

Total comprehensive income	$861	$396

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net income	$1,829	$1,543
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(30)	(270)

Total comprehensive income	$1,799	$1,273

(7) Share-based Compensation

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 50,000 shares of authorized, but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At September 30, 2006, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005 and September 30 2006	42,500	$10.00-14.75	$11.78	$501

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 100,000 shares of authorized, but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At September 30, 2006, no options had been granted under the plan, and all 100,000 shares were available for grant under the 2004 Plan.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the “modified prospective” method effective January 1, 2006. The Company’s adoption of SFAS No. 123R resulted in a total additional expense for the nine months ended September 30, 2006 of approximately $6, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

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

Three Months Ended September 30 ,2005
Net income, as reported	$528
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(2)

Pro forma net income	$526

Basic net income per share:
As reported	$0.36
Pro forma	0.36
Diluted net income per share:
As reported	$0.36
Pro forma	0.36

Nine Months Ended September 30, 2005
Net income, as reported	$1,543
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123, net of related tax effects	(6)

Pro forma net income	$1,537

Basic net income per share:
As reported	$1.06
Pro forma	1.05
Diluted net income per share:
As reported	$1.05
Pro forma	1.04

(8) Subsequent Declaration of Cash Dividend

On October 10, 2006 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable to shareholders of record as of October 20, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows and funding costs, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at September 30, 2006 were $246,478 up 5.56% from $233,490 at December 31, 2005. The principal components of the Company’s assets at the end of the period were $202,895 in net loans and $25,223 in securities. During the nine-month period ended September 30, 2006, net loans increased 12.21% or $22,084 from $180,811 at December 31, 2005. The Company’s lending activities are a principal source of its income. Also during the nine months, securities decreased 13.80% or $4,038 from December 31, 2005.

Total liabilities at September 30, 2006 were $222,038, up 5.59% from $210,278 at December 31, 2005, primarily as a result of an increase in time deposits from December 31, 2005 of $6,345 or 5.17% and an increase in demand deposits from December 31, 2005 of $4,035 or 18.41%. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2006 was $24,440 including $19,608 in retained earnings and $133 of accumulated other comprehensive losses, which represents net unrealized losses on available-for-sale securities. At December 31, 2005, total stockholders’ equity was $23,212.

The Company had net income of $1,829 for the nine months ended September 30, 2006, compared with net income of $1,543 for the comparable period in 2005, an increase of 18.54%. The Company had net income of $629 for the three months ended September 30, 2006, compared with net income of $528 for the comparable period in 2005, an increase of 19.13%. The increase in net income when comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005 is attributable to a 15.73% increase in net interest income after provision for loan losses and a 0.76% increase in non-interest income. The increase in net income when comparing the three months ended September 30, 2006 with the three months end September 30, 2005 is attributable to an 16.19% increase in net interest income after provision for loan losses. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Profitability as measured by the Company’s return on average assets (ROA) was 1.02% for the nine months ended September 30, 2006, compared to 0.92% for the same period of 2005. Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2006 was 10.27%, compared to 9.12% for the nine months ended September 30, 2005.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $6,789 for the nine months ended September 30, 2006 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $2,340 for the three months ended September 30, 2006. The net interest margin increased to 4.07% for the nine months ended September 30, 2006, from 3.85% for the nine months ended September 30, 2005. The increase was caused by an 80 basis point increase in yield on earning assets exceeding the 58 basis point increase in the cost paid for deposits. The loan to deposit ratio increased from 89.32% on September 30, 2005 to 92.84% on September 30, 2006.

Interest income on loans, securities and fed funds sold increased 23.62% and 25.19% for the nine and three months ended September 30, 2006, respectively, compared to the same periods of 2005 due to a higher volume of loans and loans repricing and being originated at higher interest rates in 2006 as a result of the overall higher interest rate environment.

Interest and fees from loans was $10,118 for the nine months ended September 30, 2006, up from $7,801 for the nine months ended September 30, 2005. Interest and fees from loans was $3,624 for the three months ended September 30, 2006, up from $2,805 for the three months ended September 30, 2005. Interest from securities and fed funds sold was $1,256 for the nine months ended September 30, 2006, down from $1,400 for the nine months ended September 30, 2005. Interest from securities and fed funds sold was $391 for the three months ended September 30, 2006, down from $402 for the three months ended September 30, 2005.

Interest expense increased 37.48% and 38.54% for the nine and three months ended September 30, 2006, respectively, compared to the same periods of 2005 due to a higher volume of deposits and the impact of repricing of deposit liabilities at higher interest rates.

NONINTEREST INCOME

Noninterest income increased $14 or 0.76% for the nine months ended September 30, 2006 compared to the same period of 2005. Noninterest income decreased $27 or 4.12% when comparing the three months ended September 30, 2006 to the same period of 2005. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales.

The Company saw a 13.06% or $32 increase in commissions and fees as a result of a $35 increase in commissions from investment sales during the first nine months of 2006. Fees on sales of mortgage loans decreased 20.57% or $43 when comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005 as total mortgage applications declined.

NONINTEREST EXPENSE

Noninterest expense increased $416 or 7.83%, for the nine months ended September 30, 2006 compared to the same period of 2005. Noninterest expense increased $124 or 6.77% for the three months ended September 30, 2006 compared to the same period of 2005. The increase in noninterest expense when comparing these periods is primarily attributable to an increase in salary and benefits and other expenses associated with opening three new facilities. The relocated Timberlake facility opened in May 2006, the Smith Mountain Lake loan production office opened in May 2005 and the new Amherst facility is due to open in November 2006.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We expensed a provision for loan losses of $240 in the first nine months of 2006 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,724 as of September 30, 2006, representing approximately 0.84% of total loans outstanding. Management believes the allowance was adequate as of September 30, 2006 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $330 at September 30, 2006 and $571 at December 31, 2005. Foreclosed property consisted of one property totaling $150 at December 31, 2005. Non-accrual loans were $330 at September 30, 2006 and $421 at December 31, 2005. The Bank had no foreclosed properties as of September 30, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at September 30, 2006.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects it liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 13.16% as of September 30, 2006 and 17.62% as of December 31, 2005. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $12,220 that had no outstanding balance as of September 30, 2006 and an established line with the FHLB that had $125 outstanding under a total line of $32,042 as of September 30, 2006. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

The Company has entered into certain contractual obligations including long-term debt and operating leases. As of September 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. However, during the quarter ended September 30, 2006, the Company entered into a six month operating lease for a temporary banking unit with a contractual obligation of approximately $13. The Company will use the unit to operate our new Amherst branch until a permanent branch facility is constructed.

CAPITAL

The Company’s financial position at September 30, 2006 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $24,440 at September 30, 2006 compared to $23,212 at December 31, 2005. At September 30, 2006, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 10.12% compared to 9.88% at December 31, 2005. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2006 equaled $2,028. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2006, the Company had unused loan commitments of $64,789, including $51,981 in unused commitments with an original maturity exceeding one year.

NEW BRANCH

The new Amherst office will open in a full-service temporary location at 193 Richmond Highway, Amherst, Virginia in November 2006 with a permanent full-service facility being constructed at 130 South Main Street, Amherst, Virginia and expected to open in 2007.

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

The Company adopted SFAS No. 123R under the “modified prospective” method effective January 1, 2006. The Company estimates that the adoption of SFAS No. 123R will result in a total additional expense in

2006 of approximately $9, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

As of November 10, 2006, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

The Bank’s Asset/Liability Management Committee and the Investment Committee are primarily responsible for establishing strategies to monitor and control liquidity and interest rate risk. The primary goal for managing interest rate volatility is to maximize net interest income while ensuring liquidity and managing interest rate risk within established guidelines. The Bank uses static gap analysis, earnings simulation analysis and economic value of equity (net present value estimation) to monitor interest rate risk. Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures have limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing is less utilized since it does not effectively measure the earnings impact on the Company and is not addressed here. However, earnings simulation and economic value models that more effectively measure the earnings impact and are utilized by management on a regular basis are explained below.

EARNINGS SIMULATION ANALYSIS

Management uses earnings simulation analysis to measure interest rate sensitivity and its impact on future earnings. The simulation uses current balance sheet volumes, growth, repricings, changes in mix of assets and liabilities, prepayments and average rate paid and earned assumptions to project income under multiple interest rate scenarios.

The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of July 31, 2006:

Change in Prime Rate	% Change in Net Income
+200 basis points	+21.35%
+100 basis points	+10.65%
Level	0
-100 basis points	-12.86%
-200 basis points	-25.71%

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

The following chart reflects the change in the economic value by using July 31, 2006 data, over different rate environments with a one-year horizon:

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	$5,206
+200 basis points	$3,789
+100 basis points	$2,048
level	0
-100 basis points	-$2,375
-200 basis points	-$5,132
-300 basis points	-$8,463

There have been no material quantitative or qualitative changes in our market risk since this information was developed using July 31, 2006 data.

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

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 11, 2006)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-KSB filed March 24, 2006)

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

Exhibit Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 10, 2006	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr.,
President and Chief Executive Officer
(principal executive officer)

NOVEMBER 10, 2006	/s/ Bryan M. Lemley
Date	Bryan M. Lemley,
Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)