Form 10-K
period 2006-12-31
PINNACLE BANKSHARES CORP
filed 2007-03-23
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1832714
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

P.O. Box 29, Altavista, Virginia	24517-0029
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (434) 369-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to section 12(g) of the Act:

Common stock, par value $3.00

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2006 was $31,731,902.

There were 1,467,589 share of common stock of the issuer outstanding as of March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 10, 2007 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business.

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

The Bank was organized as a national bank in 1908 and commenced general banking operations in December of that year, providing services to commercial and agricultural businesses and individuals in the Altavista area. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit. The Bank also offers a full range of investment, insurance and annuity products through its association with Banker’s Investments, LLC, and Banker’s Insurance, LLC.

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, eastern Bedford County, northern Franklin County, Amherst County and the city of Lynchburg from facilities located in Campbell County, Bedford County, Franklin County, the town of Altavista, the town of Amherst and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. In July 2005 the Company opened the Smith Mountain Lake loan production facility, located in Moneta, Franklin County, Virginia. In May 2006 the Company relocated the Brookville Plaza facility to Timberlake Road in Campbell County. In November 2006, the Company opened the Amherst facility located in the town of Amherst. The Company opened these offices to better serve the Lynchburg, northern Campbell County, eastern Bedford County, Amherst County and the Smith Mountain Lake areas.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. No property is being held in other real estate owned as of December 31, 2006.

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

Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to the acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand over a more diverse geographic area. Although major banks have these competitive advantages over small independent banks, the Bank actively tries to turn the loss of local independent banks to its competitive advantage by soliciting customers who prefer the personal service offered by a small independent bank.

The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition. Two industries in the Company’s market area that have been adversely affected in recent years are the textile and furniture industry. Cheaper production costs overseas have led to job layoffs and a few plant closings in the immediate area but have not affected the Company’s overall profitability.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

The Company is required to file periodic reports with the FRB and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and the Bank, as well as any arrangements between the Company and the Bank, with the cost of any such examinations to be borne by the Company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

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

The regulations of the FDIC, the Comptroller and the FRB govern most aspects of the Company’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Company that may affect the Company’s ability to pay dividends on its common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2006, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2006, both the Company and the Bank were considered “well capitalized.”

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorism. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Employees

As of December 31, 2006, the Company had 99 full-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (61)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of The First National Bank of Altavista since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (56)	Senior Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of The First National Bank of Altavista since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (35)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000; Internal Auditor of The First National Bank of Altavista from March through June 2000; Senior Auditor for One Valley Bancorp from August 1994 through February 2000.

Item 1A.	Risk Factors.

Changes in economic conditions in the Company’s market area could adversely affect its financial condition and performance.

The Company’s business is subject to fluctuations due to economic conditions generally and in its market area especially, particularly economic slowdowns that may lead to an increase in the unemployment rate. This could lead to higher loan charge-offs and reduce the Company’s net income and growth. The Company cannot be certain when fluctuations in the economy may occur or the overall impact of the fluctuations on the profitability of the Company. A decline in economic conditions in the Company’s market area caused by inflation, recession, unemployment or other factors beyond the Company’s control could adversely affect the quality of the loan portfolio, loan and deposit pricing or the demand for banking products and services generally, all of which could adversely affect the Company’s financial condition and performance.

Changes in interest rates may have an adverse effect on the Company’s profitability.

Changes in interest rates could lead to a decrease in net interest margin, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings as a percentage of average total earning assets. Changes in rates will affect the Company’s net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. The Company’s net interest margin will be adversely affected if market interest rates change so that interest paid on deposits and borrowings increases faster than does the interest earned on loans and investments. Based on its current asset liability position the Company is vulnerable to increases in short term interest rates because of its liability-sensitive balance sheet profile. However, these liabilities consist almost entirely of deposits, the repricing of which historically lags behind the changes in short-term interest rates. Changes in interest rates could also affect the value of the Company’s loans, by affecting borrowers’ ability to pay the principal or interest on existing loans, prepayment rates and new loan origination rates. The Company tries to minimize its exposure to interest rate risk, but is unable to completely eliminate such risk. The Company cannot predict with certainty or control changes in interest rates but believes that the Company’s current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

If the Company’s allowance for loan losses becomes inadequate, its results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is adequate to cover the risk of losses in the loan portfolio. The allowance is based upon management’s ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions. The actual amount of future losses may be affected by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed the Company’s current estimates.

Although the Company believes that the allowance for loan losses is adequate to cover the risk of losses in the loan portfolio, the Company cannot fully predict such losses or that its loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on the Company’s financial performance. Consistent with its loan loss reserve methodology, the Company expects to make additions to its loan loss reserve levels as a result of future loan growth, which may affect our short-term earnings.

The Company may be adversely affected by government regulation.

The Company is highly regulated under federal and state banking laws and regulations that are intended primarily for the protection of consumers, depositors and the banking system, not shareholders. Banking regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and many other aspects of its business. This regulation could limit the Company’s rate of growth or place the Company at a competitive disadvantage as compared to less heavily regulated competitors. New legislation or changes in banking regulations could create additional compliance costs that may increase our noninterest expense and decrease our net income. For example, costs to comply with legislation such as the Sarbanes- Oxley Act has directly led to an increase in our internal audit costs. The Company cannot predict legislative or regulatory changes or what effect such changes may have on the Company’s operations and profitability.

The concentration in loans secured by real estate may increase our credit losses, which would negatively affect our net income

The Company offers a variety of secured loans including commercial lines of credit, commercial loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2006, 61.47% of the Company’s loan portfolio was secured by real estate. Real estate lending involves risk elements when there is a lack of timely payment and/or a decline in the value of the collateral. A major change in the real estate market, such as a deterioration in value of real estate prices, or in the local economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact the Company with loan losses and future increased provision expense for loan losses. Risk of loan defaults and foreclosures are unavoidable in the banking industry. The Company tries to limit this exposure by practicing good loan underwriting and carefully monitoring loan commitments. Furthermore, while the Company believes the local real estate market will continue to be strong in 2007, the Company cannot fully eliminate credit risk and credit losses that may occur in the future.

Demand for loan and deposit products

Lower demand for loan and deposit products may result in lower growth of the balance sheet and reduced profitability. For example, $910,000 of the $1,159,000 change in net interest income was due to growth in our loan and deposit portfolios. Without this growth, the Company’s 2006 net income would have been severely lower.

The Company’s future success will depend on its ability to compete effectively in the highly competitive financial services industry.

There is intense competition for both loans and deposits among banks in the Company’s market area. The Company also competes with non-bank financial institutions such as credit unions, insurance agencies and investment brokerage firms, some of which are subject to less extensive regulation and lower income tax rates than the Company. Banks and other institutions in which the Company competes may have larger branch networks, greater access to capital and other resources, have higher lending limits and may offer products and services not offered by the Company. For example the Bank would not be able to make an individual a loan greater than $3,831,000 as of December 31, 2006 due to its lending limit unless the Bank participates a portion of the loan out to another institution. In addition, larger competitors may be able to price loans and deposits more aggressively than the Company does. If the Company has to raise interest rates paid on deposits to compete effectively, the Company’s net interest margin and net income could both decrease. Failure to compete effectively to attract new, or to retain existing, customers may reduce or limit our net income and our market share and may adversely affect our results of operation and financial condition.

Changes in accounting standards could materially impact the Company’s financial statements.

From time to time, the Financial Accounting Standards Board (“the FASB”) changes the accounting and reporting standards that govern the preparation of the Company’s financial statements. For example, in September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 required the Company to recognize the underfunded status of the Company’s defined benefit postretirement plan as a liability in the statement of financial position and to recognize the change in funded status in comprehensive income for 2006. Application of SFAS No. 158 decreased the Company’s total shareholders’ equity by $357 in 2006. Changes in accounting principles, policies and guidelines are hard to predict, as is the impact of such changes on the Company’s financial statements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank.

The Timberlake Office, located at 20865 Timberlake Road in Campbell County, Virginia, consists of a single-story building leased for $4,042 per month through April 2011.

The Forest Office, located at 14417 Forest Road in Forest, Virginia, consists of a single-story building owned by the Bank.

The Amherst Office, located at 193 Richmond Highway in Amherst, Virginia, consists of a temporary trailer leased for $2,100 per month through March 2007 or until a permanent facility in Amherst is completed.

The Smith Mountain Lake loan production office, located at 74 Scruggs Road, Suite 102, in Moneta, Virginia, consists of office space leased for $1,485 per month through April 2007 by the Bank. The bank expects to renew the lease upon its expiration.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained on the inside back cover of the 2006 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters,” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information presented under the caption “Management’s Discussion and Analysis” on pages 7 through 25 of the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information presented under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 26 through 27 of the 2006 Annual Report to Shareholders in incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 28 through 57 of the 2006 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”) to be held on April 10, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 3 through 7 of the 2007 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 15 of the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 5 of the 2007 Proxy Statement under the caption “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. See Exhibit 14 hereto.

Item 11.	Executive Compensation.

The information on executive compensation required by this item is contained on pages 7 through 15 of the 2007 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference. Information on compensation of directors is contained on pages 6 and 7 of the 2007 Proxy Statement under the caption “Directors’ Fees” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 2 of the 2007 Proxy Statement under the caption “Securities Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2006 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	42,500	$11.78	107,500
Equity compensation plans not approved by shareholders	—	—	—
Total	42,500	$11.78	107,500

(1)	These shares are available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information on interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 4, 5 and 7 of the 2007 Proxy Statement under the captions “Interest of Management in Certain Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on pages 16 and 17 of the 2007 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	The response to this portion of Item 15 is included in Item 8 above.

(a) (2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a) (3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

13	2006 Annual Report to Shareholders

14	Pinnacle Bankshares Corporation Code of Conduct and Conflict of Interest Policy (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-KSB filed March 17, 2004)

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

•	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MARCH 23, 2007	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Gilliam, Jr.	President, Chief Executive	March 23, 2007
Robert H. Gilliam, Jr.	Officer and Director (principal executive officer)

/s/ Bryan M. Lemley	Secretary, Treasurer and Chief	March 23, 2007
Bryan M. Lemley	Financial Officer (principal financial and accounting officer)

/s/ A. Willard Arthur	Director	March 23, 2007
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 23, 2007
James E. Burton, IV

/s/ John P. Erb	Director	March 23, 2007
John P. Erb

/s/ R.B. Hancock, Jr.	Director	March 23, 2007
R.B. Hancock, Jr.

/s/ James P. Kent, Jr.	Director	March 23, 2007
James P. Kent, Jr.

/s/ William F. Overacre	Director	March 23, 2007
William F. Overacre

/s/ Carroll E. Shelton	Director	March 23, 2007
Carroll E. Shelton

/s/ John L. Waller	Director	March 23, 2007
John L. Waller

/s/ Michael E. Watson	Director	March 23, 2007
Michael E. Watson