Form 10-Q
period 2007-03-31
PINNACLE BANKSHARES CORP
filed 2007-05-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, 1,484,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$4,497	$5,948
Federal funds sold	12,286	8,638

Total cash and cash equivalents	16,783	14,586

Securities (note 3):
Available-for-sale, at fair value	19,043	19,221
Held-to-maturity, at amortized cost	5,140	5,645
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	481	481
Loans, net (note 4)	217,454	207,861
Bank premises and equipment, net	5,251	5,264
Accrued income receivable	1,234	1,250
Other assets	1,748	2,038

Total assets	$267,209	$256,421

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$26,349	$23,631
Savings and NOW accounts	73,901	69,798
Time	140,880	137,388

Total deposits	241,130	230,817

Note payable to Federal Home Loan Bank	75	100
Accrued interest payable	791	764
Other liabilities	223	248

Total liabilities	242,219	231,929

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,472,589 shares at March 31, 2007 and 1,459,589 at December 31, 2006	4,418	4,379
Capital surplus	699	605
Retained earnings	20,320	19,972
Accumulated other comprehensive income (loss)	(447)	(464)

Total stockholders’ equity	24,990	24,492

Total liabilities and stockholders’ equity	$267,209	$256,421

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest income:
Interest and fees on loans	$3,947	$3,115
Interest on securities:
U.S. Government agencies	112	115
Corporate	39	74
States and political subdivisions (taxable)	61	70
States and political subdivisions (tax exempt)	66	75
Other	8	8
Interest on federal funds sold	110	121

Total interest income	4,343	3,578

Interest expense:
Interest on deposits:
Savings and NOW accounts	343	195
Time—under $100,000	1,215	926
Time—$100,000 and over	371	288
Other interest expense	1	3

Total interest expense	1,930	1,412

Net interest income	2,413	2,166

Provision for loan losses	73	65

Net interest income after provision for loan losses	2,340	2,101

Noninterest income:
Service charges on deposit accounts	336	296
Fees on sales of mortgage loans	41	45
Commissions and fees	88	82
Other operating income	142	138

Total noninterest income	607	561

Noninterest expense:
Salaries and employee benefits	1,207	1,094
Occupancy expense	117	96
Furniture and equipment	239	189
Office supplies and printing	66	45
Other operating expenses	487	399

Total noninterest expense	2,116	1,823

Income before income tax expense	831	839

Income tax expense	263	263

Net income	$568	$576

Basic net Income per share (note 5)	$0.39	$0.39

Diluted net income per share (note 5)	$0.38	$0.39

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value
Balances, December 31, 2005	1,458,706	$4,376	$577	$18,362	$(103)	$23,212

Net income	—	—	—	576	—	576
Change in net unrealized losses on available-for-sale securities, net of deferred income tax benefit of $34	—	—	—	—	(66)	(66)
Cash dividends declared by Bankshares ($0.13 per share)	—	—	—	(190)	—	(190)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	2	—	—	2

Balances, March 31, 2006	1,458,938	$4,377	$584	$18,748	$(169)	$23,540

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	568	—	568
Change in net unrealized losses on available-for-sale securities, net of deferred income tax expense of $8	—	—	—	—	17	17
Cash dividends declared by Bankshares ($0.15 per share)	—	—	—	(220)	—	(220)
Issuance of common stock	13,000	39	91	—	—	130
Accrual of stock option vesting	—	—	3	—	—	3

Balances, March 31, 2007	1,472,589	$4,418	$699	$20,320	$(447)	$24,990

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income	$568	$576

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	99	104
Amortization of intangible assets	—	3
Accretion of unearned fees, net	(2)	(27)
Net amortization of premiums and discounts on securities	8	1
Provision for loan losses	73	65
Originations of mortgage loans held for sale	(2,520)	(2,033)
Sales of mortgage loans held for sale	2,520	1,899
Net decrease (increase) in:
Accrued income receivable	16	69
Other assets	300	125
Net increase (decrease) in:
Accrued interest payable	27	34
Other liabilities	(25)	42

Net cash provided by operating activities	1,064	858

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,003)
Proceeds from maturities and calls of held-to-maturity securities	505	1,140
Proceeds from maturities and calls of available-for-sale securities	—	2,060
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	194	279
Purchase of Federal Home Loan Bank stock	—	(27)
Collections on loan participations	168	92
Net increase in loans made to customers	(9,908)	(5,565)
Recoveries on loans charged off	59	41
Purchases of bank premises and equipment	(86)	(71)

Net cash used in investing activities	(9,068)	(4,054)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	6,821	4,443
Net increase in time deposits	3,492	351
Repayments of note payable to Federal Home Loan Bank	(25)	(25)
Proceeds from issuance of common stock	130	6
Accrual of stock option vesting	3	2
Cash dividends paid	(220)	(190)

Net cash provided by financing activities	10,201	4,587

Net increase in cash and cash equivalents	2,197	1,391

Cash and cash equivalents, beginning of period	14,586	13,814

Cash and cash equivalents, end of period	$16,783	$15,205

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007(Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2006 Annual Report to Shareholders and additional information supplied in the 2006 Annual report on Form 10-K.

The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2007 and

December 31, 2006, are shown in the table below. As of March 31, 2007, securities with amortized costs of $2,962 and fair values of $2,962 were pledged as collateral for public deposits.

	March 31, 2007
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S.government corporations and agencies	$4,881	4	(38)	$4,847
Obligations of states and political subdivisions	6,034	71	(71)	6,034
Mortgage-backed securities-government	4,713	29	(85)	4,657
Corporate issues	3,501	—	(46)	3,455
Other securities	50	—	—	50

Totals	$19,179	104	(240)	$19,043

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$5,140	62	(35)	$5,167

	December 31, 2006
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S.government corporations and agencies	$4,889	1	(47)	$4,843
Obligations of states and political subdivisions	6,033	74	(82)	6,025
Mortgage-backed securities-government	4,908	27	(83)	4,852
Corporate issues	3,502	—	(51)	3,451
Other securities	50	—	—	50

Totals	$19,382	102	(263)	$19,221

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$5,645	70	(42)	$5,673

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
Balance at January 1,	$1,770	$1,508	$1,508

Provision for loan losses	73	339	65

Loans charged off	(83)	(206)	(79)

Recoveries	59	129	41

Balance at end of period,	$1,819	$1,770	$1,535

(5)	Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2007

Basic net income per share	$568	1,465,699	$0.39

Effect of dilutive stock options	—	17,566

Diluted net income per share	$568	1,483,265	$0.38

Three Months Ended March 31, 2006

Basic net income per share	$576	1,458,799	$0.39

Effect of dilutive stock options	—	19,342

Diluted net income per share	$576	1,478,141	$0.39

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$568	$576
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	17	(66)

Total comprehensive income	$585	$510

(7)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At March 31, 2007, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2006	42,500	$10.00-14.75	$11.78	$501
Outstanding at March 31, 2007	29,500	$10.00-14.75	$12.56	$371

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At March 31, 2007, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest. The stock based compensation expensed during the quarter was $3 and is included in salaries and employee benefits.

(8)	Subsequent Declaration of Cash Dividend

On April 10, 2007 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable to shareholders of record as of April 20, 2007.

(9)	Recently Adopted Accounting Pronouncements

During the first quarter of 2007, the Company adopted the following accounting pronouncements: SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, and 132(R) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-

looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2007 were $267,209 up 4.21% from $256,421 at December 31, 2006. The principal components of the Company’s assets at the end of the period were $217,454 in net loans and $24,183 in securities. During the three-month period ended March 31, 2007, net loans increased 4.62% or $9,593 from $207,861 at December 31, 2006. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 2.75% or $683 from December 31, 2006.

Total liabilities at March 31, 2007 were $242,219, up 4.44% from $231,929 at December 31, 2006, as a result of an increase in demand deposits of $2,718 or 11.50%, an increase in savings and NOW accounts of $4,103 or 5.88%, and an increase in time deposits of $3,492 or 2.54% from December 31, 2006. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2007 was $24,990 including $20,320 in retained earnings and $447 of accumulated other comprehensive losses net of the related deferred tax benefit, which represents net unrealized losses on available-for-sale securities and the underfunded status of the Company’s defined benefit postretirement plan. At December 31, 2006, total stockholders’ equity was $24,492.

The Company had net income of $568 for the three months ended March 31, 2007, compared with net income of $576 for the comparable period in 2006, a decrease of 1.39%. This decrease in net income was primarily due to a $293 increase in noninterest expense.

Profitability as measured by the Company’s return on average assets (ROA) was 0.88% for the three months ended March 31, 2007, down from 0.98% for the same period of 2006. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2007 was 9.18%, down from 9.86% for the three months ended March 31, 2006.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,413 for the three months ended March 31, 2007 compared to $2,166 for the three months ended March 31, 2006 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin increased to 4.00% for the three months ended March 31, 2007, from 3.99% for the three months ended March 31, 2006. Loan yield growth has exceeded the growth in the rate paid for deposits in the past year.

Interest income on loans and securities increased 21.38% in the first quarter of 2007 compared to the first quarter of 2006 as net loan volume increased by $30,982 since March 31, 2006 and yield on loans and securities increased by 62 basis points in the same time period. Interest and fees on loans was $3,947 for the three-month period ended March 31, 2007, up from $3,115 for the same period in 2006.

Total interest expense increased 36.69% in the first quarter of 2007 compared to the first quarter of 2006 due to the impact of the upward repricing of deposit liabilities and a $27,090 growth in deposits in the past twelve months.

NONINTEREST INCOME

Noninterest income increased $46 or 8.20% for the three-month period ended March 31, 2007 compared to the same period of 2006. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and fees on sales of mortgage loans. The increase from 2006 was due mainly to a $40,000 or 13.51% increase in service charges attributable to overdraft charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $293 or 16.07% for the three-month period ended March 31, 2007 compared to the same period of 2006. The increase in noninterest expense is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $73 in the first three months of 2007 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans.

Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,819 as of March 31, 2007, representing approximately 0.84% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2007 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $114 at March 31, 2007 and $518 at March 31, 2006. No foreclosed properties were held as of March 31, 2007 and December 31, 2006. Non-accrual loans were $114 at March 31, 2007 and $255 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at March 31, 2007.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 15.06% as of March 31, 2007 and 14.89% as of December 31, 2006. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $12,495 that had no outstanding balance as of March 31, 2007 and an established line with the FHLB that had $75 outstanding under a total line of $34,737 as of March 31, 2007. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

There were no material changes in the Company’s contractual obligations from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CAPITAL

The Company believes that its financial position at March 31, 2007 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $24,990 at March 31, 2007 compared to $24,492 at December 31, 2006. At March 31, 2007, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.54% compared to 9.80% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2007 equaled $1,980. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2007, the Company had unused loan commitments of $72,031, including $61,854 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 15 herein and “Loans and Allowance for Loan Losses” on page 34 of the Company’s 2006 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 and its impact on the Company are discussed in Note 1(k) of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. Management is currently evaluating the impact of the provisions of SFAS 159.

As of May 11, 2007, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of December 31, 2006.

Change in Prime Rate	% Change in Net Income
+300 basis points	+15%
+200 basis points	+10%
+100 basis points	+5%
Level	0
-100 basis points	-8%
-200 basis points	-17%
-300 basis points	-26%

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

The following chart reflects the change in the economic value of equity by using December 31, 2006 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity
	(dollars in thousands)
+300 basis points	-$	2,561
+200 basis points	-$	1,600
+100 basis points	-$	749
Level		0
-100 basis points		$885
-200 basis points		$1,656
-300 basis points		$2,445

There have been no material changes in quantitative and qualitative market risk since this information was developed using December 31, 2006 data.

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

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed March 23, 2007)

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 11, 2007	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

MAY 11, 2007	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)