Form 10-Q
period 2007-06-30
PINNACLE BANKSHARES CORP
filed 2007-08-10
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐  Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 10, 2007, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$5,895	$5,948
Federal funds sold	7,765	8,638

Total cash and cash equivalents	13,660	14,586

Securities (note 3):
Available-for-sale, at fair value	17,140	19,221
Held-to-maturity, at amortized cost	4,770	5,645
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	476	481
Loans, net (note 4)	223,479	207,861
Bank premises and equipment, net	5,186	5,264
Accrued income receivable	1,233	1,250
Other assets	2,208	2,038

Total assets	$268,227	$256,421

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$24,752	$23,631
Savings and NOW accounts	74,632	69,798
Time	142,083	137,388

Total deposits	241,467	230,817

Note payable to Federal Home Loan Bank	50	100
Accrued interest payable	814	764
Other liabilities	449	248

Total liabilities	242,780	231,929

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at June 30, 2007 and 1,459,589 at December 31, 2006	4,455	4,379
Capital surplus	786	605
Retained earnings	20,760	19,972
Accumulated other comprehensive income (loss)	(554)	(464)

Total stockholders’ equity	25,447	24,492

Total liabilities and stockholders’ equity	$268,227	$256,421

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Interest income:
Interest and fees on loans	$4,191	$3,379
Interest on securities:
U.S. Government agencies	97	121
Corporate	38	57
States and political subdivisions (taxable)	58	67
States and political subdivisions (tax exempt)	65	67
Other	10	9
Interest on federal funds sold	115	81

Total interest income	4,574	3,781

Interest expense:
Interest on deposits:
Savings and NOW accounts	380	233
Time—under $100,000	1,289	967
Time—$100,000 and over	378	295
Other interest expense	2	3

Total interest expense	2,049	1,498

Net interest income	2,525	2,283
Provision for loan losses	118	81

Net interest income after provision for loan losses	2,407	2,202

Noninterest income:
Service charges on deposit accounts	349	367
Fees on sales of mortgage loans	69	62
Commissions and fees	113	106
Other operating income	127	131

Total noninterest income	658	666

Noninterest expense:
Salaries and employee benefits	1,198	1,103
Occupancy expense	112	104
Furniture and equipment	214	196
Office supplies and printing	51	67
Other operating expenses	520	479

Total noninterest expense	2,095	1,949

Income before income tax expense	970	919
Income tax expense	310	295

Net income	$660	$624

Net income per share (note 5):
Basic	$0.44	$0.43
Diluted	$0.44	$0.42

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest income:
Interest and fees on loans	$8,138	$6,494
Interest on securities:
U.S. Government agencies	209	236
Corporate	77	131
States and political subdivisions (taxable)	119	137
States and political subdivisions (tax exempt)	131	142
Other	18	17
Interest on federal funds sold	225	202

Total interest income	8,917	7,359

Interest expense:
Interest on deposits:
Savings and NOW accounts	723	428
Time—under $100,000	2,504	1,893
Time—$100,000 and over	749	583
Other interest expense	3	6

Total interest expense	3,979	2,910

Net interest income	4,938	4,449
Provision for loan losses	191	146

Net interest income after provision for loan losses	4,747	4,303

Noninterest income:
Service charges on deposit accounts	685	663
Fees on sales of mortgage loans	110	107
Commissions and fees	201	188
Other operating income	270	269

Total noninterest income	1,266	1,227

Noninterest expense:
Salaries and employee benefits	2,405	2,197
Occupancy expense	229	200
Furniture and equipment	453	385
Office supplies and printing	117	112
Other operating expenses	1,008	878

Total noninterest expense	4,212	3,772

Income before income tax expense	1,801	1,758
Income tax expense	573	558

Net income	$1,228	$1,200

Net income per share (note 5):
Basic	$0.83	$0.82
Diluted	$0.82	$0.81

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2005	1,458,706	$4,376	$577	$18,362	$(103)	$23,212

Net income	—	—	—	1,200	—	1,200
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $135	—	—	—	—	(262)	(262)
Cash dividends declared by Bankshares ($0.26 per share)	—	—	—	(380)	—	(380)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	4	—	—	4

Balances, June 30, 2006	1,458,938	$4,377	$586	$19,182	$(365)	$23,780

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	1,228	—	1,228
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $46	—	—	—	—	(90)	(90)
Cash dividends declared by Bankshares ($0.30 per share)	—	—	—	(440)	—	(440)
Issuance of common stock	25,500	76	178	—	—	254
Accrual of stock option vesting	—	—	3	—	—	3

Balances, June 30, 2007	1,485,089	$4,455	$786	$20,760	$(554)	$25,447

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$1,228	$1,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	199	211
Amortization of intangible assets	—	3
Accretion of unearned fees, net	(24)	(18)
Net amortization of premiums and discounts on securities	26	6
Provision for loan losses	191	146
Originations of mortgage loans held for sale	(6,639)	(4,834)
Sales of mortgage loans held for sale	6,639	4,397
Net decrease (increase) in:
Accrued income receivable	17	—
Other assets	(119)	69
Net increase in:
Accrued interest payable	50	34
Other liabilities	201	150

Net cash provided by operating activities	1,769	1,364

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,003)
Proceeds from maturities and calls of held-to-maturity securities	875	1,140
Proceeds from maturities and calls of available-for-sale securities	1,500	2,996
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	419	576
Sale (Purchase) of Federal Home Loan Bank stock	5	(27)
Collections on loan participations	217	250
Net increase in loans made to customers	(16,091)	(11,255)
Recoveries on loans charged off	84	74
Purchases of bank premises and equipment	(121)	(171)

Net cash used in investing activities	(13,112)	(8,420)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,955	3,805
Net increase in time deposits	4,695	2,015
Repayments of note payable to Federal Home Loan Bank	(50)	(50)
Proceeds from issuance of common stock	254	6
Accrual of stock option vesting	3	5
Cash dividends paid	(440)	(380)

Net cash provided by financing activities	10,417	5,401

Net decrease in cash and cash equivalents	(926)	(1,655)
Cash and cash equivalents, beginning of period	14,586	13,814

Cash and cash equivalents, end of period	$13,660	$12,159

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2007 (Unaudited)

(In thousands, except for share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2006 Annual Report to Shareholders and additional information contained in the 2006 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2007 and December 31, 2006, are shown in the table below. As of June 30, 2007, securities with amortized costs of $2,960 and fair values of $2,931 were pledged as collateral for public deposits.

	June 30, 2007
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Values	Fair Losses
Obligations of U.S. government corporations and agencies	$3,370	—	(45)	3,325
Obligations of states and political subdivisions	6,035	36	(114)	5,957
Mortgage-backed securities-government	4,485	15	(142)	4,358
Corporate issues	3,500	—	(50)	3,450
Other securities	50	—	—	50

Totals	$17,440	51	(351)	17,140

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Values	Fair Losses
Obligations of states and political subdivisions	$4,770	39	(60)	4,749

	December 31, 2006
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Values	Fair Losses
Obligations of U.S. government corporations and agencies	$4,889	1	(47)	$4,843
Obligations of states and political subdivisions	6,033	74	(82)	6,025
Mortgage-backed securities-government	4,908	27	(83)	4,852
Corporate issues	3,502	—	(51)	3,451
Other securities	50	—	—	50

Totals	$19,382	102	(263)	$19,221

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Values	Fair Losses
Obligations of states and political subdivisions	$5,645	70	(42)	$5,673

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006 are as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Balance at January 1,	$1,770	$1,508	$1,508
Provision for loan losses	191	339	146
Loans charged off	(226)	(206)	(96)
Recoveries	84	129	74

Balance at end of period,	$1,819	$1,770	$1,632

(5)	Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2007
Basic net income per share	$660	1,482,628	$0.44

Effect of dilutive stock options	—	8,393

Diluted net income per share	$660	1,491,021	$0.44

Three Months Ended June 30, 2006
Basic net income per share	$624	1,458,938	$0.43

Effect of dilutive stock options	—	19,150

Diluted net income per share	$624	1,478,088	$0.42

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2007
Basic net income per share	$1,228	1,474,199	$0.83

Effect of dilutive stock options	—	13,124

Diluted net income per share	$1,228	1,487,323	$0.82

Six Months Ended June 30, 2006
Basic net income per share	$1,200	1,458,869	$0.82

Effect of dilutive stock options	—	19,375

Diluted net income per share	$1,200	1,478,244	$0.81

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2007	June 30, 2006
Net income	$660	$624
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(107)	(197)

Total comprehensive income	$553	$427

	Six Months Ended
	June 30, 2007	June 30, 2006
Net income	$1,228	$1,200
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(90)	(262)

Total comprehensive income	$1,138	$938

(7)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At June 30, 2007, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows ($ in thousands, except per option amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Option Price	Aggregate Option Price
Outstanding at December 31, 2006	42,500	$10.00-14.75	$11.78	$501
Outstanding at June 30, 2007	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At June 30, 2007, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest. The stock-based compensation expensed during the first six months of 2007 was $3 and is included in salaries and employee benefits.

(8)	Subsequent Declaration of Cash Dividend

On July 10, 2007 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable on August 3, 2007 to shareholders of record as of July 20, 2007.

(9)	Recently Adopted Accounting Pronouncements

During the first quarter of 2007, the Company adopted the following accounting pronouncements: SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2007 were $268,227, up 4.60% from $256,421 at December 31, 2006. The principal components of the Company’s assets at the end of the period were $223,479 in net loans and $21,910 in securities. During the six-month period ended June 30, 2007, net loans increased 7.51% or $15,618 from $207,861 at December 31, 2006. The Company’s lending activities are a principal source of its income. Also during the six-month period, securities decreased 11.89% or $2,956 from December 31, 2006.

Total liabilities at June 30, 2007 were $242,780, up 4.68% from $231,929 at December 31, 2006, as a result of an increase in demand deposits of 4.74% or $1,121, an increase in savings and NOW accounts of 6.93% or $4,834, and an increase in time deposits of 3.42% or $4,695 from December 31, 2006. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2007 was $25,447 including $20,760 in retained earnings and $554 of accumulated other comprehensive losses net of the related deferred tax benefit, which represents net unrealized losses on available-for-sale securities and the underfunded status of the Company’s defined benefit postretirement plan. No change has occurred in 2007 relating to the underfunded status of the defined benefit postretirement plan. At December 31, 2006, total stockholders’ equity was $24,492.

The Company had net income of $1,228 for the six months ended June 30, 2007, compared with net income of $1,200 for the comparable period in 2006, an increase of 2.33%. The Company had net income of $660 for the three months ended June 30, 2007, compared with net income of $624 for the comparable period in 2006, an increase of 5.77%. The increase in net income when comparing the six months ended June 30, 2007 with the six months ended June 30, 2006 is attributable to a 10.32% increase in net interest income after provision for loan losses and a 3.18% increase in noninterest income.

Profitability as measured by the Company’s return on average assets (ROA) was 0.94% for the six months ended June 30, 2007, compared to 1.02% for the same period of 2006. Another key indicator of performance, the return on average equity (ROE) for the six months ended June 30, 2007 was 9.83%, compared to 10.21% for the six months ended June 30, 2006.

The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $4,938 for the six months ended June 30, 2007 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $2,525 for the three months ended June 30, 2007. The net interest margin decreased to 4.01% for the six months ended June 30, 2007, from 4.06% for the six months ended June 30, 2006. The decrease in net interest margin was caused by a 54 basis point increase in yield on earning assets being exceeded by a 59 basis point increase in the cost paid for deposits.

Interest income on loans and securities increased 21.17% and 20.97% for the six and three months ended June 30, 2007, respectively, compared to the same periods of 2006 due to the increase in the loan portfolio, loan repricing and loans being originated at higher interest rates in 2007.

Interest and fees from loans was $8,138 for the six months ended June 30, 2007, up from $6,494 for the six months ended June 30, 2006. Interest and fees from loans was $4,191 for the three months ended June 30, 2007, up from $3,379 for the three months ended June 30, 2006. Interest from securities and federal funds sold was $779 for the six months ended June 30, 2007, down from $865 for the six months ended June 30, 2006. Interest from securities and federal funds sold was $383 for the three months ended June 30, 2007, down from $402 for the three months ended June 30, 2006.

Interest expense increased 36.74% and 36.78% for the six and three months ended June 30, 2007, respectively, compared to the same periods of 2006 due to a higher volume of deposits and the impact of repricing of deposit liabilities at higher interest rates.

Interest on deposits and borrowed funds was $3,979 for the six months ended June 30, 2007, up from $2,910 for the six months ended June 30, 2006. Interest on deposits and borrowed funds was $2,049 for the three months ended June 30, 2006, up from $1,498 for the three months ended June 30, 2006.

NONINTEREST INCOME

Noninterest income increased $39 or 3.18% for the six months ended June 30, 2007 compared to the same period of 2006. Noninterest income decreased $8 or 1.20% when comparing the three months ended June 30, 2007 to the same period of 2006. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales. The increase from the first half of 2006 to the first half of 2007 was primarily due to a 3.32% or $22 increase in service charges on deposits accounts as NSF fees increased $5. Commissions and fees from investment and insurance sales increased by 6.91% or $13 in the same time period. The decrease for the three months ended June 30, 2007 compared to the same period of 2006 was caused by a 4.90% or $18 decrease in service charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $440 or 11.66% for the six months ended June 30, 2007 compared to the same period of 2006. Noninterest expense increased $146 or 7.49% for the three months ended June 30, 2007 compared to the same period of 2006. The increase in noninterest expense is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $191 in the first six months of 2007 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,819 as of June 30, 2007, representing approximately 0.81% of total loans outstanding. Management believes the allowance was adequate as of June 30, 2007 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $255 on June 30, 2007 and $255 at December 31, 2006. No foreclosed property was held as of June 30, 2007 and December 31, 2006. Nonaccrual loans were $255 on June 30, 2007 and $255 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at June 30, 2007.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 12.90% as of June 30, 2007 and 14.89% as of December 31, 2006. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $12,724 that had no outstanding balance as of June 30, 2007 and an established line with the FHLB that had $50 outstanding under a total line of $34,870 as of June 30, 2007. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CAPITAL

The Company’s financial position at June 30, 2007 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $25,447 at June 30, 2007 compared to $24,492 at December 31, 2006. At June 30, 2007, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.59% compared to 9.80% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2007 equaled $2,024. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2007, the Company had unused loan commitments of $46,848, including $38,311 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 17 herein and “Loans and Allowance for Loan Losses” on page 34 of the Company’s 2006 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 and its impact on the Company are discussed in Note 1(k) of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this statement will be effective for the Company’s 2008 fiscal year. Management is currently evaluating the impact of the provisions of SFAS No. 159.

As of August 10, 2007, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in the Company’s periodic reports.

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

The 2007 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 10, 2007.

At the 2007 Annual Meeting, the following persons were elected to serve as Class I Directors, to serve until the 2010 Annual Meeting, having received the following votes:

Name	For	Withheld
A. Willard Arthur	1,206,247	278
John P. Erb	1,206,247	278
Robert H. Gilliam, Jr.	1,168,577	37,948
R.B.Hancock, Jr.	1,206,247	278

Class II and III directors continued in office after the 2006 meeting.

Class II Serving until the 2008 Meeting	Class III Serving until the 2009 Meeting
James E. Burton, IV	Carroll E. Shelton
James P. Kent, Jr.	John L. Waller
William F. Overacre	Michael E. Watson

No other matters were voted on during the meeting.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation(incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed May 11, 2007)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed March 23, 2007)

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 10, 2007	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr.,
President and Chief Executive Officer
(principal executive officer)

AUGUST 10, 2007	/s/ Bryan M. Lemley
Date	Bryan M. Lemley,
Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)