Form 10-Q
period 2007-09-30
PINNACLE BANKSHARES CORP
filed 2007-11-09
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 9, 2007, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$4,948	$5,948
Federal funds sold	18,555	8,638

Total cash and cash equivalents	23,503	14,586

Securities (note 3):
Available-for-sale, at fair value	16,400	19,221
Held-to-maturity, at amortized cost	4,770	5,645
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	476	481
Loans, net (note 4)	224,482	207,861
Bank premises and equipment, net	5,158	5,264
Accrued interest receivable	1,344	1,250
Other assets	1,700	2,038

Total assets	$277,908	$256,421

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$26,495	$23,631
Savings and NOW accounts	75,339	69,798
Time	148,440	137,388

Total deposits	250,274	230,817

Note payable to Federal Home Loan Bank	25	100
Accrued interest payable	915	764
Other liabilities	572	248

Total liabilities	251,786	231,929

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at September 30, 2007 and 1,459,589 at December 31, 2006	4,455	4,379
Capital surplus	787	605
Retained earnings	21,322	19,972
Accumulated other comprehensive income (loss)	(442)	(464)

Total stockholders’ equity	26,122	24,492

Total liabilities and stockholders’ equity	$277,908	$256,421

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Interest income:
Interest and fees on loans	$4,301	$3,624
Interest on securities:
U.S. Government agencies	88	118
Corporate	39	45
States and political subdivisions (taxable)	59	67
States and political subdivisions (tax exempt)	62	68
Other	9	8
Interest on federal funds sold	148	85

Total interest income	4,706	4,015

Interest expense:
Interest on deposits:
Savings and NOW accounts	352	292
Time—under $100,000	1,334	1,061
Time—$100,000 and over	395	321
Other interest expense	0	1

Total interest expense	2,081	1,675

Net interest income	2,625	2,340
Provision for loan losses	86	94

Net interest income after provision for loan losses	2,539	2,246

Noninterest income:
Service charges on deposit accounts	355	346
Fees on sales of mortgage loans	53	59
Commissions and fees	119	89
Other operating income	153	134

Total noninterest income	680	628

Noninterest expense:
Salaries and employee benefits	1,222	1,140
Occupancy expense	111	118
Furniture and equipment	213	191
Office supplies and printing	54	53
Other operating expenses	456	453

Total noninterest expense	2,056	1,955

Income before income tax expense	1,163	919
Income tax expense	377	290

Net income	$786	$629

Net income per share (note 5):
Basic	$0.53	$0.43
Diluted	$0.53	$0.43

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest income:
Interest and fees on loans	$12,439	$10,118
Interest on securities:
U.S. Government agencies	297	354
Corporate	116	176
States and political subdivisions (taxable)	178	204
States and political subdivisions (tax exempt)	193	210
Other	27	25
Interest on federal funds sold	373	287

Total interest income	13,623	11,374

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,075	720
Time—under $100,000	3,838	2,954
Time—$100,000 and over	1,144	904
Other interest expense	3	7

Total interest expense	6,060	4,585

Net interest income	7,563	6,789
Provision for loan losses	277	240

Net interest income after provision for loan losses	7,286	6,549
Noninterest income:
Service charges on deposit accounts	1,040	1,009
Fees on sales of mortgage loans	163	166
Commissions and fees	320	277
Other operating income	423	403

Total noninterest income	1,946	1,855

Noninterest expense:
Salaries and employee benefits	3,627	3,337
Occupancy expense	340	318
Furniture and equipment	666	576
Office supplies and printing	171	165
Other operating expenses	1,464	1,331

Total noninterest expense	6,268	5,727

Income before income tax expense	2,964	2,677
Income tax expense	950	848

Net income	$2,014	$1,829

Net income per share (note 5):
Basic	$1.36	$1.25
Diluted	$1.35	$1.24

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Amounts in thousands, except for share and per share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value				Total
Balances, December 31, 2005	1,458,706	$4,376	$577	$18,362	$(103)	$23,212

Net income	—	—	—	1,829	—	1,829
Change in net unrealized losses on available-for-sale securities, net of deferred income tax benefit of $15	—	—	—	—	(30)	(30)
Cash dividends declared by Bankshares ($0.40 per share)	—	—	—	(583)	—	(583)
Issuance of common stock	232	1	5	—	—	6
Accrual of stock option vesting	—	—	6	—	—	6

Balances, September 30, 2006	1,458,938	$4,377	$588	$19,608	$(133)	$24,440

					Accumulated Other Comprehensive Income
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value				Total
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	2,014	—	2,014
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $11	—	—	—	—	22	22
Cash dividends declared by Bankshares ($0.45 per share)	—	—	—	(664)	—	(664)
Issuance of common stock	25,500	76	179	—	—	255
Accrual of stock option vesting	—	—	3	—	—	3

Balances, September 30, 2007	1,485,089	$4,455	$787	$21,322	$(442)	$26,122

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income	$2,014	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	299	319
Amortization of intangible assets	—	3
Accretion of unearned fees, net	(15)	(36)
Net amortization of premiums and discounts on securities	7	10
Provision for loan losses	277	240
Originations of mortgage loans held for sale	(6,639)	(6,766)
Sales of mortgage loans held for sale	6,639	7,223
Net decrease (increase) in:
Accrued income receivable	(94)	(100)
Other assets	332	81
Net increase in:
Accrued interest payable	151	143
Other liabilities	324	340

Net cash provided by operating activities	3,295	3,286

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,003)
Proceeds from maturities and calls of held-to-maturity securities	875	1,140
Proceeds from maturities and calls of available-for-sale securities	2,230	4,014
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	617	832
Sale (Purchase) of Federal Home Loan Bank stock	5	(27)
Collections on loan participations	278	394
Net increase in loans made to customers	(17,267)	(22,649)
Recoveries on loans charged off	101	106
Purchases of bank premises and equipment	(193)	(223)

Net cash used in investing activities	(13,354)	(18,416)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	8,405	5,007
Net increase in time deposits	11,052	6,345
Repayments of note payable to Federal Home Loan Bank	(75)	(75)
Proceeds from issuance of common stock	255	6
Accrual of stock option vesting	3	6
Cash dividends paid	(664)	(583)

Net cash provided by financing activities	18,976	10,706

Net decrease in cash and cash equivalents	8,917	(4,424)
Cash and cash equivalents, beginning of period	14,586	13,814

Cash and cash equivalents, end of period	$23,503	$9,390

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 (Unaudited)

(Amounts in thousands, except for share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2006 Annual Report to Shareholders and additional information contained in the 2006 Annual Report on Form 10-K.

The results of operations for the interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2007 and December 31, 2006, are shown in the table below. As of September 30, 2007, securities with amortized costs of $2,961 and fair values of $2,957 were pledged as collateral for public deposits.

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale:	Costs	Gains	Losses	Values
Obligations of U.S. government corporations and agencies	$2,660	4	(15)	2,649
Obligations of states and political subdivisions	6,036	58	(74)	6,020
Mortgage-backed securities-government	4,285	21	(89)	4,217
Corporate issues	3,499	—	(35)	3,464
Other securities	50	—	—	50

Totals	$16,530	83	(213)	16,400

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity:	Costs	Gains	Losses	Values
Obligations of states and political subdivisions	$4,770	48	(37)	4,781

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale:	Costs	Gains	Losses	Values
Obligations of U.S. government corporations and agencies	$4,889	1	(47)	$4,843
Obligations of states and political subdivisions	6,033	74	(82)	6,025
Mortgage-backed securities-government	4,908	27	(83)	4,852
Corporate issues	3,502	—	(51)	3,451
Other securities	50	—	—	50

Totals	$19,382	102	(263)	$19,221

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity:	Costs	Gains	Losses	Values
Obligations of states and political subdivisions	$5,645	70	(42)	$5,673

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006 are as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2007	December 31, 2006	September 30, 2006
Balance at January 1,	$1,770	$1,508	$1,508
Provision for loan losses	277	339	240
Loans charged off	(345)	(206)	(130)
Recoveries	100	129	106

Balance at end of period	$1,802	$1,770	$1,724

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income	Shares	Per Share
Three Months Ended September 30, 2007	(Numerator)	(Denominator)	Amount
Basic net income per share	$786	1,485,089	$0.53

Effect of dilutive stock options	—	6,874

Diluted net income per share	$786	1,491,963	$0.53

Three Months Ended September 30, 2006
Basic net income per share	$629	1,458,938	$0.43

Effect of dilutive stock options	—	18,864

Diluted net income per share	$629	1,477,802	$0.43

	Net Income	Shares	Per Share
Nine Months Ended September 30, 2007	(Numerator)	(Denominator)	Amount
Basic net income per share	$2,014	1,478,016	$1.36

Effect of dilutive stock options	—	11,019

Diluted net income per share	$2,014	1,489,035	$1.35

Nine Months Ended September 30, 2006
Basic net income per share	$1,829	1,458,891	$1.25

Effect of dilutive stock options	—	19,205

Diluted net income per share	$1,829	1,478,096	$1.24

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2007	September 30, 2006
Net income	$786	$629
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	112	232

Total comprehensive income	$898	$861

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income	$2,014	$1,829
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	22	(30)

Total comprehensive income	$2,036	$1,799

(7) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for issuance under the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At September 30, 2007, there were 3,200 shares available for grant under the 1997 Plan. A summary of stock option information follows:

		Weighted-Range of Per Option Price	Aggregate Per Option Price
				Aggregate
	Number of			Option
	Shares			Price
Outstanding at December 31, 2006	42,500	$10.00-14.75	$11.78	$501
Outstanding at September 30, 2007	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for issuance under the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At September 30, 2007, no options had been granted under the 2004 Plan and all 100,000 shares remained available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method and, accordingly, did not restate its consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest. The stock-based compensation expensed during the first nine months of 2007 was $3 and is included in salaries and employee benefits.

(8) Subsequent Declaration of Cash Dividend

On October 9, 2007 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable on November 2, 2007 to shareholders of record as of October 19, 2007.

(9) Recently Adopted Accounting Pronouncements

During the first quarter of 2007, the Company adopted the following accounting pronouncements: SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in 000’s)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by the use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at September 30, 2007 were $277,908, an increase of 8.38% from $256,421 at December 31, 2006. The principal components of the Company’s assets at the end of the period were $224,482 in net loans, $21,170 in securities, $23,503 in cash and cash equivalents. During the nine-month period ended September 30, 2007, net loans increased 8.00%, or $16,621, from $207,861 at December 31, 2006. The Company’s lending activities are a principal source of its income. Also during the nine-month period ended September 30, 2007, securities decreased 14.86%, or $3,696, from December 31, 2006. Cash and cash equivalents increased 61.13%, or $8,917, in the same time period.

Total liabilities at September 30, 2007 were $251,786, an increase of 8.56% from $231,929 at December 31, 2006, as a result of an increase in demand deposits of 12.12%, or $2,864, an increase in savings and NOW accounts of 7.94%, or $5,541, and an increase in time deposits of 8.04%, or $11,052, from December 31, 2006. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2007 was $26,122 including $21,324 in retained earnings and $443 of accumulated other comprehensive losses net of the related deferred tax benefit, which represents net unrealized losses on available-for-sale securities and the underfunded status of the Company’s defined benefit retirement plan. At December 31, 2006, total stockholders’ equity was $24,492.

The Company had net income of $2,014 for the nine months ended September 30, 2007, compared with net income of $1,829 for the comparable period in 2006, an increase of 10.11%. The Company had net income of $786 for the three months ended September 30, 2007, compared with net income of $629 for the comparable period in 2006, an increase of 24.96%. The increase in net income when comparing the nine months ended September 30, 2007 with the nine months ended September 30, 2006 is attributable in large part to a 11.25% increase in net interest income after provision for loan losses and a 4.91% increase in noninterest income.

Profitability as measured by the Company’s return on average assets (ROA) was essentially flat at 1.01% for the nine months ended September 30, 2007, compared to 1.02% for the same period of 2006.

Another key indicator of performance, the return on average equity (ROE) for the nine months ended September 30, 2007 improved slightly to 10.63%, compared to 10.27% for the nine months ended September 30, 2006 as average assets increased by 11.42% for the nine months ended September 30, 2007 while average equity increased by only 6.02% for the nine months ended September 30, 2007.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities and borrowings, as well as their respective rates and yields, have a significant impact on the level of net interest income.

Net interest income was $7,563 for the nine months ended September 30, 2007 and is attributable to interest income from loans and securities exceeding the cost associated with interest incurred on deposits. Net interest income was $2,625 for the three months ended September 30, 2007. The net interest margin decreased to 4.03% for the nine months ended September 30, 2007, from 4.06% for the nine months ended September 30, 2006. The decrease in net interest margin was caused by a 45 basis point increase in yield on earning assets being exceeded by a 48 basis point increase in the cost to fund earning assets.

Interest income on loans and securities increased by 19.77% to $13,623 and 17.21% to $4,706 for the nine and three months ended September 30, 2007, respectively, compared to the same periods of 2006 due to the increase in the loan portfolio, loan repricing and loans being originated at higher interest rates in 2007.

Interest and fees from loans was $12,439 for the nine months ended September 30, 2007, an increase from $10,118 for the nine months ended September 30, 2006. Interest and fees from loans was $4,301 for the three months ended September 30, 2007, an increase from $3,624 for the three months ended September 30, 2006. Interest from securities and federal funds sold was $1,184 for the nine months ended September 30, 2007, a decrease from $1,256 for the nine months ended September 30, 2006. Interest from securities and federal funds sold was $405 for the three months ended September 30, 2007, an increase from $391 for the three months ended September 30, 2006 due to a $63 increase in interest on federal funds sold.

Interest expense increased 32.17% and 24.24% for the nine and three months ended September 30, 2007, respectively, compared to the same periods of 2006 due to a higher volume of deposits and the impact of repricing of deposit liabilities at higher interest rates.

Interest on deposits and borrowed funds was $6,060 for the nine months ended September 30, 2007, an increase from $4,585 for the nine months ended September 30, 2006. Interest on deposits and borrowed funds was $2,081 for the three months ended September 30, 2007, an increase from $1,675 for the three months ended September 30, 2006.

NONINTEREST INCOME

Noninterest income increased $91, or 4.91%, for the nine months ended September 30, 2007 compared to the same period of 2006. Noninterest income increased $52, or 8.28%, when comparing the three months ended September 30, 2007 to the same period of 2006. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans and commissions from investment and insurance sales. The increase from the first nine months of 2006 to the first nine months of 2007 was primarily due to a 15.52%, or $43, increase in commissions and fees from investment and insurance sales. The increase for the three months ended September 30, 2007 compared to the same period of 2006 was caused by a 33.71%, or $30, increase in commissions and fees from investment and insurance sales.

NONINTEREST EXPENSE

Noninterest expense increased $541, or 9.45%, for the nine months ended September 30, 2007 compared to the same period of 2006. Noninterest expense increased $101, or 5.17%, for the three months ended September 30, 2007 compared to the same period of 2006. The increase in noninterest expense is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $277 in the first nine months of 2007 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans.

Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,802 as of September 30, 2007, representing approximately 0.80% of total loans outstanding. Management believes the allowance was adequate as of September 30, 2007 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $967 on September 30, 2007 and $255 at December 31, 2006. No foreclosed property was held as of September 30, 2007 or December 31, 2006. Nonaccrual loans were $967 on September 30, 2007 and $255 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at September 30, 2007.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 12.90% as of September 30, 2007 and 14.89% as of December 31, 2006. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $13,061 that had no outstanding balance as of September 30, 2007 and an established line with the FHLB that had $25 outstanding under a total line of $36,128 as of September 30, 2007. The Company derives cash flows from its operating, investing and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CAPITAL

The Company’s financial position at September 30, 2007 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $26,122 at September 30, 2007 compared to $24,492 at December 31, 2006. At September 30, 2007, the Company’s leverage ratio (Tier I capital divided by quarterly average assets) was 9.59% compared to 9.80% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.00%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2007 totaled $1,566. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2007, the Company had unused loan commitments of $47,325, including $36,965 in unused commitments with an original maturity exceeding one year.

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

As of November 9, 2007, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the following risk factor, which has been updated.

The concentration in loans secured by real estate may increase our credit losses, which could negatively affect our net income.

The Company offers a variety of secured loans including commercial lines of credit, commercial loans, real estate, construction, home equity, consumer and other loans. As of September 30, 2007, 64.34% of the Company’s loan portfolio was secured by real estate. Real estate lending involves risk elements when there is a lack of timely payment and/or a decline in the value of the collateral. In 2007, there has been an increase in real estate foreclosures throughout the United States, due primarily to increasing market rates of interest and declining property values. This could adversely affect our customers’ ability to pay these loans, which in turn could impact the Company with loan losses and future increased provision for loan losses. Risk of loan defaults and foreclosures are unavoidable in the banking industry. The Company tries to limit this exposure by practicing good loan underwriting and carefully monitoring loan commitments. We have reviewed our exposures in our real estate portfolio. We have limited amounts of so-called subprime real estate loans. We will continue to monitor our existing real estate loan portfolio and carefully underwrite new real estate loans being mindful of the current real estate market.

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

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 9, 2007	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr.,
President and Chief Executive Officer
(principal executive officer)

NOVEMBER 9, 2007	/s/ Bryan M. Lemley
Date	Bryan M. Lemley,
Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)