Form 10-K
period 2007-12-31
PINNACLE BANKSHARES CORP
filed 2008-03-27
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 29, 2007 was $36,236,171.

There were 1,485,089 shares of common stock of the issuer outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 8, 2008 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2007 FORM 10-K ANNUAL REPORT

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

The Bank was organized as a national bank in 1908 and commenced general banking operations in December of that year, providing services to commercial and agricultural businesses and individuals in the Altavista area. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit. The Bank also offers a full range of investment, insurance and annuity products through its association with BI Investment Group and Banker’s Insurance, LLC.

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, eastern Bedford County, northern Franklin County, Amherst County and the city of Lynchburg from facilities located in Campbell County, Bedford County, Franklin County, the town of Altavista, the town of Amherst and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. In July 2005 the Company opened the Smith Mountain Lake loan production facility, located in Moneta, Franklin County, Virginia. In May 2006 the Company relocated the Brookville Plaza facility to Timberlake Road in Campbell County. In November 2006, the Company opened a temporary Amherst facility located in the town of Amherst. The Bank is scheduled to open a permanent Amherst facility on South Main Street in Amherst in March 2008. In January of 2008, the Company acquired a branch site in Rustburg, Virginia located on Village Highway in the Rustburg Marketplace Shopping Center which will further increase our presence in Campbell County. The Company is currently developing site and building plans in anticipation of beginning construction of a facility by mid-year 2008.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. No property is being held in other real estate owned as of December 31, 2007.

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

The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition. Two industries in the Company’s market area that have been adversely affected in recent years are the textile and furniture industries. Cheaper production costs overseas have led to job layoffs and a few plant closings in the immediate area but have not affected the Company’s overall profitability.

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2007, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2007, both the Company and the Bank were considered “well capitalized.”

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

The GLBA and other regulations issued by Federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs is evaluated as part of the examination process pursuant to twelve assessment factors and then given a rating of “Outstanding,” “Satisfactory,” “Needs to improve” or “Substantial noncompliance.” These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received a rating of “Satisfactory” in its most recent CRA performance evaluation as of December 8, 2007.

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the Federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it created a reporting obligation, the USA PATRIOT Act has not materially affected and is not expected to materially affect the Bank’s products, services or other business activities.

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

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Employees

As of December 31, 2007, the Company had 100 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (62)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of The First National Bank of Altavista since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (57)	Senior Vice President of Pinnacle Bankshares Corporation since 1990; Senior Vice President and Chief Credit Officer of The First National Bank of Altavista since 2007; Senior Vice President and Chief Lending Officer of The First National Bank of Altavista from 1990 to 2007; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (36)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of The First National Bank of Altavista since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

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

The Amherst Office, located at 130 South Main Street in Amherst, Virginia, consists of a single-story building leased for $11,233 per month through March 2012.

The Smith Mountain Lake loan production office, located at 74 Scruggs Road, Suite 102, in Moneta, Virginia, consists of office space leased for $1,485 per month on a month to month basis by the Bank. The Bank does not expect to terminate the lease in the near future.

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

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained on the inside back cover of the 2007 Annual Report to Shareholders, under the caption, “Market for Common Equity and Related Stockholder Matters,” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 7 through 25 of the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 26 through 57 of the 2007 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”) to be held on April 8, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 3 through 7 of the 2008 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 13 of the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 5 of the 2008 Proxy Statement under the caption “Meetings and Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. See Exhibit 14 hereto.

Item 11.	Executive Compensation.

The information on Executive Compensation required by this item is contained on pages 8 through 12 of the 2008 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on pages 6 and 7 of the 2008 Proxy Statement under the caption “Directors’ Fees” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 2 of the 2008 Proxy Statement under the caption “Securities Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2007 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	17,000	(1)	$14.33	100,000	(2)
Equity compensation plans not approved by shareholders	—		—	—

Total	17,000		$14.33	100,000

(1)	Reflects shares to be issued pursuant to outstanding options granted under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.
(2)	Reflects shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 2004 Incentive Stock Plan. The Company’s 1997 Incentive Stock Plan expired May 1, 2007, and no additional awards may be granted under the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 4, 5 and 7 of the 2008 Proxy Statement under the captions “Meetings and Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on pages 14 and 15 of the 2008 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix 1 to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

13	2007 Annual Report to Shareholders

14	Pinnacle Bankshares Corporation Code of Conduct and Conflict of Interest Policy (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-KSB filed March 17, 2004)

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MARCH 27, 2008	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Gilliam, Jr. Robert H. Gilliam, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2008

/s/ Bryan M. Lemley Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 27, 2008

/s/ A. Willard Arthur A. Willard Arthur	Director	March 27, 2008

/s/ James E. Burton, IV James E. Burton, IV	Director	March 27, 2008

/s/ John P. Erb John P. Erb	Director	March 27, 2008

/s/ R.B. Hancock, Jr. R.B. Hancock, Jr.	Director	March 27, 2008

/s/ James P. Kent, Jr. James P. Kent, Jr.	Director	March 27, 2008

/s/ William F. Overacre William F. Overacre	Director	March 27, 2008

/s/ Carroll E. Shelton Carroll E. Shelton	Director	March 27, 2008

/s/ John L. Waller John L. Waller	Director	March 27, 2008

/s/ Michael E. Watson Michael E. Watson	Director	March 27, 2008