Form 10-Q
period 2008-03-31
PINNACLE BANKSHARES CORP
filed 2008-05-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 9, 2008, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$6,344	$6,782
Federal funds sold	2,862	11,562

Total cash and cash equivalents	9,206	18,344

Securities (note 3):
Available-for-sale, at fair value	14,972	15,460
Held-to-maturity, at amortized cost	3,750	4,175
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	518	476
Loans, net (note 4)	246,179	232,752
Bank premises and equipment, net	5,867	5,220
Accrued income receivable	1,284	1,328
Other assets	2,535	2,083

Total assets	$284,386	279,913

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$26,175	27,244
Savings and NOW accounts	76,494	74,870
Time	152,574	149,752

Total deposits	255,243	251,866

Note payable to Federal Home Loan Bank	—	—
Accrued interest payable	886	861
Other liabilities	1,052	370

Total liabilities	257,181	253,097

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at March 31, 2008 and 1,485,089 at December 31, 2007	4,455	4,455
Capital surplus	787	787
Retained earnings	21,957	21,685
Accumulated other comprehensive income (loss)	6	(111)

Total stockholders’ equity	27,205	26,816

Total liabilities and stockholders’ equity	$284,386	$279,913

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest income:
Interest and fees on loans	$4,265	$3,947
Interest on securities:
U.S. Government agencies	78	112
Corporate	19	39
States and political subdivisions (taxable)	56	61
States and political subdivisions (tax exempt)	57	66
Other	8	8
Interest on federal funds sold	68	110

Total interest income	4,551	4,343

Interest expense:
Interest on deposits:
Savings and NOW accounts	302	343
Time - under $100,000	1,375	1,215
Time - $100,000 and over	404	371
Other interest expense	—	1

Total interest expense	2,081	1,930

Net interest income	2,470	2,413

Provision for loan losses	138	73

Net interest income after provision for loan losses	2,332	2,340

Noninterest income:
Service charges on deposit accounts	347	336
Fees on sales of mortgage loans	28	41
Commissions and fees	131	88
Other operating income	171	142

Total noninterest income	677	607

Noninterest expense:
Salaries and employee benefits	1,352	1,207
Occupancy expense	126	117
Furniture and equipment	198	239
Office supplies and printing	75	66
Other operating expenses	536	487

Total noninterest expense	2,287	2,116

Income before income tax expense	722	831

Income tax expense	229	263

Net income	$493	$568

Basic net income per share (note 5)	$0.33	$0.39

Diluted net income per share (note 5)	$0.33	$0.38

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	568	—	568
Change in net unrealized losses on available-for-sale securities, net of deferred income tax benefit of $8	—	—	—	—	17	17
Cash dividends declared by Bankshares ($0.15 per share)	—	—	—	(220)	—	(220)
Issuance of common stock	13,000	39	91	—	—	130
Accrual of stock option vesting	—	—	3	—	—	3

Balances, March 31, 2007	1,472,589	$4,418	$699	$20,320	$(447)	$24,990

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par Value
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816
Net income	—	—	—	493	—	493
Change in net unrealized losses on available-for-sale securities, net of deferred income tax expense of $63	—	—	—	—	117	117
Cash dividends declared by Bankshares ($0.15 per share)	—	—	—	(221)	—	(221)
Issuance of common stock	—	—	—	—	—	—
Accrual of stock option vesting	—	—	—	—	—	—

Balances, March 31, 2008	1,485,089	$4,455	$787	$21,957	$6	$27,205

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$493	$568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	99	99
Accretion of unearned fees, net	(11)	(2)
Net amortization of premiums and discounts on securities	—	8
Provision for loan losses	138	73
Net decrease (increase) in:
Accrued income receivable	44	16
Other assets	(496)	300
Net increase (decrease) in:
Accrued interest payable	25	27
Other liabilities	682	(25)

Net cash provided by operating activities	974	1,064

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,010)	—
Proceeds from maturities and calls of held-to-maturity securities	425	—
Proceeds from maturities and calls of available-for-sale securities	1,500	505
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	178	194
Purchase of Federal Home Loan Bank stock	(42)	—
Collections on loan participations	62	168
Net increase in loans made to customers	(13,666)	(9,908)
Recoveries on loans charged off	31	59
Purchases of bank premises and equipment	(746)	(86)

Net cash used in investing activities	(13,268)	(9,068)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	555	6,821
Net increase in time deposits	2,822	3,492
Repayments of note payable to Federal Home Loan Bank	—	(25)
Proceeds from issuance of common stock	—	130
Accrual of stock option vesting	—	3
Cash dividends paid	(221)	(220)

Net cash provided by financing activities	3,156	10,201

Net (decrease) increase in cash and cash equivalents	(9,138)	2,197

Cash and cash equivalents, beginning of period	18,344	14,586

Cash and cash equivalents, end of period	$9,206	$16,783

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2007 Annual Report to Shareholders and additional information supplied in the 2007 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2008 and December 31, 2007, are shown in the table below. As of March 31, 2008, securities with amortized costs of $2,820 and fair values of $2,877 were pledged as collateral for public deposits.

	March 31, 2008
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$3,157	32	—	$3,189
Obligations of states and political subdivisions	6,143	109	—	6,252
Mortgage-backed securities- government	3,953	59	(15)	3,997
Corporate issues	1,498	3	(17)	1,484
Other securities	50	—	—	50

Totals	$14,801	203	(32)	$14,972

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$3,750	82	(2)	$3,830

	December 31, 2007
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$2,647	12	(2)	$2,657
Obligations of states and political subdivisions	6,142	67	(31)	6,178
Mortgage-backed securities- government	4,132	34	(65)	4,101
Corporate issues	2,498	—	(24)	2,474
Other securities	50	—	—	50

Totals	$15,469	113	(122)	$15,460

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$4,175	52	(14)	$4,213

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Balance at January 1,	$1,720	$1,770	$1,770
Provision for loan losses	138	462	73
Loans charged off	(84)	(646)	(83)
Recoveries	31	134	59

Balance at end of period,	$1,805	$1,720	$1,819

(5)	Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2008
Basic net income per share	$493	1,485,089	$0.33

Effect of dilutive stock options	—	5,251

Diluted net income per share	$493	1,490,340	$0.33

Three Months Ended March 31, 2007
Basic net income per share	$568	1,465,699	$0.39

Effect of dilutive stock options	—	17,566

Diluted net income per share	$568	1,483,265	$0.38

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$493	$568
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	117	17

Total comprehensive income	$610	$585

(7)	Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company fair values include securities available for sale. All instruments fall into level 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities on March 31, 2008.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities and corporate debt obligations.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. The Company has no Level 3 assets or liabilities on March 31, 2008.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available and would be included as a Level 1 asset. The Company currently carries no Level 1 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities rating, prepayment assumptions and other factors such as credit loss assumptions. These would be classified as Level 2 assets. The Company’s entire available-for-sale securities portfolio as classified as Level 2 securities. The Company currently carries no Level 3 securities in which fair value is determined using unobservable inputs.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS no. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS NO. 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3. Impaired loans totaled $1,228 at March 31, 2008 with a specific loss allowance totaling $193.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments pertaining to foreclosed assets and no foreclosed properties as of March 31, 2008.

Goodwill

Goodwill is subject to impairment testing. Goodwill is tested for impairment by determining the market and book value of the Company’s stock. As such, the Company classifies goodwill to nonrecurring Level 1. There were no fair value adjustments related to goodwill of $539 at March 31, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements on March 31, 2008

Description	Total Carrying Amount in The Consolidated Balance Sheet 3/31/2008	Assets/Liabilities Measured at Fair Value 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$14,972	$14,972		$14,972

(8)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2008, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2007	17,000	$14.00-14.75	$14.33	$244
Outstanding at March 31, 2008	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The options expire ten years from the date of grant. At March 31, 2008, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest. The stock based compensation expensed to salaries and employee benefits was $0 in the first quarter of 2008 as compared to $3 in the first quarter of 2007.

(9)	Subsequent Declaration of Cash Dividend

On April 8, 2008 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable on May 2, 2008 to shareholders of record as of April 18, 2008.

(10)	Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. The Company’s adoption of SFAS No. 159 on January 1, 2008 had no financial impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, declining collateral values, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

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

The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and its subsidiary (collectively the “Company”). This discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes.

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2008 were $284,386 up 1.60% from $279,913 at December 31, 2007. The principal components of the Company’s assets at the end of the period were $246,179 in net loans and $18,722 in securities. During the three-month period ended March 31, 2008, net loans increased 5.77% or $13,427 from $232,752 at December 31, 2007. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 4.65% or $913 from December 31, 2007.

Total liabilities at March 31, 2008 were $257,181, up 1.61% from $253,097 at December 31, 2007, as a result of an increase in savings and NOW accounts of $1,624 or 2.17%, an increase in time deposits of $2,822 or 1.88% and a decrease in demand deposits of $1,069 or 3.92% from December 31, 2007. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2008 was $27,205 including $21,957 in retained earnings and $6 of accumulated other comprehensive gains net of the related deferred tax liability, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2007, total stockholders’ equity was $26,816.

The Company had net income of $493 for the three months ended March 31, 2008, compared with net income of $568 for the comparable period in 2007, a decrease of 13.20%. This decrease in net income was primarily due to a $101 increase in net overhead expense and compression of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was 0.71% for the three months ended March 31, 2008, down from 0.88% for the same period of 2007. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2008 was 7.30%, down from 9.18% for the three months ended March 31, 2007.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,470 for the three months ended March 31, 2008 compared to $2,413 for the three months ended March 31, 2007 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin decreased to 3.75% for the three months ended March 31, 2008, from 4.00% for the three months ended March 31, 2007. Loan yield has fallen at a faster pace than the decrease in the rate paid for deposits in the past year as the Company is asset sensitive and interest rates have fallen precipitously in the first quarter of 2008.

Interest income on loans and securities increased 4.79% in the first quarter of 2008 compared to the first quarter of 2007 as net loan volume increased by $28,725 since March 31, 2007 and yield on loans and securities decreased by 30 basis points in the same time period. Interest and fees on loans was $4,265 for the three-month period ended March 31, 2008, up from $3,947 for the same period in 2007.

Total interest expense increased 7.82% in the first quarter of 2008 compared to the first quarter of 2007 as deposits have increased by $14,113 in the past twelve months and yield on deposits has fallen by 5 basis points in the same time period.

NONINTEREST INCOME

Noninterest income increased $70 or 11.53% for the three-month period ended March 31, 2008 compared to the same period of 2007. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The increase from 2007 was due mainly to a $43 or 48.86% increase in commissions and fees attributable to commissions on investment sales.

NONINTEREST EXPENSE

Noninterest expense increased $171 or 8.08% for the three-month period ended March 31, 2008 compared to the same period of 2007. The increase in noninterest expense is attributed primarily to the effect of overall growth of the Company on personnel expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $138 in the first three months of 2008 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,805 as of March 31, 2008, representing approximately 0.73% of total loans outstanding. Management believes the allowance was adequate as of March 31, 2008 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,228 at March 31, 2008 and $634 at December 31, 2007. No foreclosed properties were held as of March 31, 2008 and December 31, 2007. Nonaccrual loans were $1,228 at March 31, 2008 and $634 at December 31, 2007. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at March 31, 2008.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 9.48% as of March 31, 2008 and 13.64% as of December 31, 2007. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through correspondent banks. The Company has an established federal funds line with a regional correspondent bank of $13,062 that had no outstanding balance as of March 31, 2008 and an established line with the Federal Home Loan Bank (“FHLB”) that had $0 outstanding under a total line of $36,957 as of March 31, 2008. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company believes that its financial position at March 31, 2008 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $27,205 at March 31, 2008 compared to $26,816 at December 31, 2007. At March 31, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.48% compared to 9.54% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2008 equaled $1,377. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2008, the Company had unused loan commitments of $48,367, including $34,478 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 17 herein and “Loans and Allowance for Loan Losses” on page 32 of the Company’s 2007 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. The Company’s adoption of SFAS No. 159 on January 1, 2008 had no financial impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

As of May 9, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10- QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed March 27, 2008)

10.7*	Change in Control Agreement between Pinnacle Bankshares

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

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 13, 2008	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer
(principal executive officer)

MAY 13, 2008	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial & accounting officer)