Form 10-Q
period 2008-06-30
PINNACLE BANKSHARES CORP
filed 2008-08-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At August 13, 2008, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$5,881	$6,782
Federal funds sold	3,518	11,562

Total cash and cash equivalents	9,399	18,344

Securities (note 3):
Available-for-sale, at fair value	13,959	15,460
Held-to-maturity, at amortized cost	3,750	4,175
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	1,178	476
Loans, net (note 4)	265,291	232,752
Bank premises and equipment, net	5,886	5,220
Accrued income receivable	1,310	1,328
Other assets	2,824	2,083

Total assets	$303,672	279,913

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$26,069	27,244
Savings and NOW accounts	75,309	74,870
Time	158,309	149,752

Total deposits	259,687	251,866
Note payable to Federal Home Loan Bank	15,000	—
Accrued interest payable	855	861
Other liabilities	771	370

Total liabilities	276,313	253,097

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at June 30, 2008 and 1,485,089 at December 31, 2007	4,455	4,455
Capital surplus	787	787
Retained earnings	22,254	21,685
Accumulated other comprehensive loss	(137)	(111)

Total stockholders’ equity	27,359	26,816

Total liabilities and stockholders’ equity	$303,672	$279,913

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Interest income:
Interest and fees on loans	$4,381	$4,191
Interest on securities:
U.S. Government agencies	80	97
Corporate	17	38
States and political subdivisions (taxable)	56	58
States and political subdivisions (tax exempt)	54	65
Other	11	10
Interest on federal funds sold	15	115

Total interest income	4,614	4,574

Interest expense:
Interest on deposits:
Savings and NOW accounts	236	380
Time - under $100,000	1,326	1,289
Time - $100,000 and over	403	378
Other interest expense	55	2

Total interest expense	2,020	2,049

Net interest income	2,594	2,525

Provision for loan losses	157	118

Net interest income after provision for loan losses	2,437	2,407

Noninterest income:
Service charges on deposit accounts	372	349
Fees on sales of mortgage loans	66	69
Commissions and fees	126	113
Other operating income	197	127

Total noninterest income	761	658

Noninterest expense:
Salaries and employee benefits	1,321	1,198
Occupancy expense	169	112
Furniture and equipment	231	214
Office supplies and printing	59	51
Other operating expenses	604	520

Total noninterest expense	2,384	2,095

Income before income tax expense	814	970

Income tax expense	262	310

Net income	$552	$660

Net income per share (note 5):
Basic	$0.37	$0.44
Diluted	$0.37	$0.44

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest income:
Interest and fees on loans	$8,646	$8,138
Interest on securities:
U.S. Government agencies	158	209
Corporate	36	77
States and political subdivisions (taxable)	112	119
States and political subdivisions (tax exempt)	111	131
Other	19	18
Interest on federal funds sold	83	225

Total interest income	9,165	8,917

Interest expense:
Interest on deposits:
Savings and NOW accounts	538	723
Time - under $100,000	2,701	2,504
Time - $100,000 and over	807	749
Other interest expense	55	3

Total interest expense	4,101	3,979

Net interest income	5,064	4,938

Provision for loan losses	295	191

Net interest income after provision for loan losses	4,769	4,747

Noninterest income:
Service charges on deposit accounts	719	685
Fees on sales of mortgage loans	94	110
Commissions and fees	257	201
Other operating income	368	270

Total noninterest income	1,438	1,266

Noninterest expense:
Salaries and employee benefits	2,673	2,405
Occupancy expense	295	229
Furniture and equipment	429	453
Office supplies and printing	134	117
Other operating expenses	1,140	1,008

Total noninterest expense	4,671	4,212

Income before income tax expense	1,536	1,801

Income tax expense	491	573

Net income	$1,045	$1,228

Net income per share (note 5):
Basic	$0.70	$0.83
Diluted	$0.70	$0.82

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Par Value
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	1,228	—	1,228
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $46	—	—	—	—	(90)	(90)
Cash dividends declared by Bankshares ($0.30 per share)	—	—	—	(440)	—	(440)
Issuance of common stock	25,500	76	178	—	—	254
Accrual of stock option vesting	—	—	3	—	—	3

Balances, June 30, 2007	1,485,089	$4,455	$786	$20,760	$(554)	$25,447

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Par Value
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816

Net income	—	—	—	1,045	—	1,045
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $13	—	—	—	—	(26)	(26)
Cash dividends declared by Bankshares ($0.30 per share)	—	—	—	(476)	—	(476)
Issuance of common stock	—	—	—	—	—	—
Accrual of stock option vesting	—	—	—	—	—	—

Balances, June 30, 2008	1,485,089	$4,455	$787	$22,254	$(137)	$27,359

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$1,045	$1,228

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	206	199
Amortization of intangible assets	—	—
Accretion of unearned fees, net	(32)	(24)
Net amortization of premiums and discounts on securities	1	26
Provision for loan losses	295	191
Net decrease (increase) in:
Accrued income receivable	18	17
Other assets	(493)	(119)
Net increase in:
Accrued interest payable	(6)	50
Other liabilities	401	201

Net cash provided by operating activities	1,435	1,769

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,010)	—
Proceeds from maturities and calls of held-to-maturity securities	425	875
Proceeds from maturities and calls of available-for-sale securities	2,044	1,500
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	427	419
Sale (Purchase) of Federal Home Loan Bank stock	(702)	5
Collections on loan participations	148	217
Net increase in loans made to customers	(32,999)	(16,091)
Purchases of foreclosed properties	(239)	—
Recoveries on loans charged off	53	84
Purchases of bank premises and equipment	(872)	(121)

Net cash used in investing activities	(32,725)	(13,112)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	(736)	5,955
Net increase in time deposits	8,557	4,695
Federal Home Loan Bank Advances	15,000	—
Repayments of note payable to Federal Home Loan Bank	—	(50)
Proceeds from issuance of common stock	—	254
Accrual of stock option vesting	—	3
Cash dividends paid	(476)	(440)

Net cash provided by financing activities	22,345	10,417

Net decrease in cash and cash equivalents	(8,945)	(926)

Cash and cash equivalents, beginning of period	18,344	14,586

Cash and cash equivalents, end of period	$9,399	$13,660

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2008 (Unaudited)

(In thousands of dollars, except share and per share data)

(1) General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2007 Annual Report to Shareholders and additional information supplied in the 2007 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2008 and December 31, 2007, are shown in the table below. As of June 30, 2008, securities with amortized costs of $2,820 and fair values of $2,833 were pledged as collateral for public deposits.

	June 30, 2008		Gross Unrealized Losses	Fair Values
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains
Obligations of U.S. government corporations and agencies	$2,613	16	(18)	$2,611
Obligations of states and political subdivisions	6,143	59	(39)	6,163
Mortgage-backed securities-government	3,702	36	(74)	3,664
Corporate issues	1,498	1	(28)	1,471
Other securities	50	—	—	50

Totals	$14,006	112	(159)	$13,959

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$3,750	52	(16)	$3,786

	December 31, 2007		Gross Unrealized Losses	Fair Values
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains
Obligations of U.S. government corporations and agencies	$2,647	12	(2)	$2,657
Obligations of states and political subdivisions	6,142	67	(31)	6,178
Mortgage-backed securities-government	4,132	34	(65)	4,101
Corporate issues	2,498	—	(24)	2,474
Other securities	50	—	—	50

Totals	$15,469	113	(122)	$15,460

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$4,175	52	(14)	$4,213

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Balance at January 1,	$1,720	$1,770	$1,770
Provision for loan losses	295	462	191
Loans charged off	(172)	(646)	(226)
Recoveries	53	134	84

Balance at end of period,	$1,896	$1,720	$1,819

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$552	1,485,089	$0.37

Effect of dilutive stock options	—	4,384

Diluted net income per share	$552	1,489,473	$0.37

Three Months Ended June 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$660	1,482,628	$0.44

Effect of dilutive stock options	—	8,393

Diluted net income per share	$660	1,491,021	$0.44

Six Months Ended June 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,045	1,485,089	$0.70

Effect of dilutive stock options	—	3,379

Diluted net income per share	$1,045	1,488,468	$0.70

Six Months Ended June 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,228	1,474,199	$0.83

Effect of dilutive stock options	—	13,124

Diluted net income per share	$1,228	1,487,323	$0.82

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2008	June 30, 2007
Net income	$552	$660
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(143)	(107)

Total comprehensive income	$409	$553

	Six Months Ended
	June 30, 2008	June 30, 2007
Net income	$1,045	$1,228
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(26)	(90)

Total comprehensive income	$1,019	$1,138

(7) Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measure at fair value include securities available for sale. All instruments fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for the assets and liabilities. The Company has no Level 1 assets or liabilities on June 30, 2008.

Level 2 – Valuations for assets and liabilities are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities and corporate debt obligations.

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. The Company has no Level 3 assets or liabilities on June 30, 2008.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available, and would be included as a Level 1 asset. The Company currently carries no Level 1 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities rating, prepayment assumptions and other factors such as credit loss assumptions. These would be classified as Level 2 assets. The Company’s entire available-for-sale securities portfolio is classified as Level 2 securities. The Company currently carries no Level 3 securities in which fair value is determined using unobservable inputs.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $529 at June 30, 2008 with a specific loss allowance totaling $97.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets and one foreclosed property valued at $239 as of June 30, 2008.

Goodwill

Goodwill is subject to impairment testing. Goodwill is tested for impairment by determining the market and book value of the Company’s stock. As such, the Company classifies goodwill as a nonrecurring Level 1 asset. There were no fair value adjustments related to goodwill of $539 at June 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Carrying Amount in the Consolidated Balance Sheet 6/30/2008	Assets/Liabilities Measured at Fair Value 6/30/2008	Fair Value Measurements at June 30, 2008
Description			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$13,959	$13,959		$13,959

(8) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorizes grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2008, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Share Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2007	17,000	$14.00-14.75	$14.33	$244
Outstanding at June 30, 2008	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options are to be granted with an exercise price equal to the stock’s fair market value at the date of grant, expiring ten years from the date of grant. At June 30, 2008, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board

(APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period in which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $0 in the first half of 2008 as compared to $3 in the first half of 2007.

(9) Subsequent Declaration of Cash Dividend

On July 8, 2008 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable on August 1, 2008 to shareholders of record as of July 18, 2008.

(10) Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not on a deferred basis. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument; however, the election is irrevocable. The Company’s adoption of SFAS No. 159 on January 1, 2008 had no financial impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2008 were $303,672, up 8.49% from $279,913 at December 31, 2007. The principal components of the Company’s assets at the end of the period were $265,291 in net loans and $17,709 in securities. During the six-month period ended June 30, 2008, net loans increased 13.98% or $32,539 from $232,752 at December 31, 2007. The Company’s lending activities are a principal source of its income. Also during the six-month period, securities decreased 9.81% or $1,926 from December 31, 2007.

Total liabilities at June 30, 2008 were $276,313, up 9.17% from $253,097 at December 31, 2007, as a result of an increase in savings and NOW accounts of $439 or 0.59%, an increase in time deposits of $8,557 or 5.71% and a decrease in demand deposits of $1,175 or 4.31% from December 31, 2007. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves. The Company also used Federal Home Loan Bank advances of $15,000 in the first half of 2008 to help fund loan growth.

Total stockholders’ equity at June 30, 2008 was $27,359 including $22,254 in retained earnings and $137 of accumulated other comprehensive losses net of the related deferred tax liability, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2007, total stockholders’ equity was $26,816.

The Company had net income of $1,045 for the six months ended June 30, 2008, compared with net income of $1,228 for the comparable period in 2007, a decrease of 14.90%. The Company had net income of $552 for the three months ended June 30, 2008, compared with net income of $660 for the comparable period in 2007, a decrease of 16.36%. The decrease in net income for the three and six months ended June 30, 2008 was due to higher overhead costs and loan loss provision expense and compression of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was 0.73% for the six months ended June 30, 2008, down from 0.94% for the same period of 2007. Another key indicator of performance, the return on average equity (ROE), for the six months ended June 30, 2008 was 7.70%, down from 9.83% for the six months ended June 30, 2007.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $5,064 for the six months ended June 30, 2008 compared to $4,938 for the six months ended June 30, 2007 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

Net interest income was $2,594 for the three months ended June 30, 2008 compared to $ 2,525 for the three months ended June 30, 2007. The net interest margin decreased to 3.75% for the six months ended June 30, 2008, from 4.01% for the six months ended June 30, 2007. Loan yield has fallen at a faster pace than the rate paid for deposits in the past year as the Company is asset sensitive and interest rates fell precipitously in the first quarter of 2008.

Interest income on loans and securities increased 2.78% and 0.87% for the six and three months ended June 30, 2008, respectively, compared to the same periods of 2007 as net loan volume increased by $41,812 since June 30, 2007 while the yield on loans and securities decreased by 46 basis points in the same time period.

Interest and fees on loans was $8,646 for the six-month period ended June 30, 2008, up from $8,138 for the same period in 2007. Interest and fees on loans was $4,381 for the three-month period ended June 30, 2008, up from $4,191 for the same period in 2007. Interest from securities and federal funds sold was $519 for the six months ended June 30, 2008, down from $779 for the six months ended June 30, 2007. Interest from securities and federal funds sold was $233 for the three months ended June 30, 2008, down from $383 for the three months ended June 30, 2007.

Total interest expense increased 3.07% for the six months ended June 30, 2008 and decreased 1.42% for the three months ended June 30, 2008, compared to the same periods of 2007 as deposits have increased by $18,220 in the past twelve months while the yield on deposits has fallen by 20 basis points in the same time period.

Interest on deposits and borrowed funds was $4,101 for the six months ended June 30, 2008, up from $3,979 for the six months ended June 30, 2007. Interest on deposits and borrowed funds was $2,020 for the three months ended June 30, 2008, down from $2,049 for the three months ended June 30, 2007.

NONINTEREST INCOME

Noninterest income increased $172 or 13.59% for the six months ended June 30, 2008 compared to the same period of 2007. Noninterest income increased $103 or 15.65% for the three months ended June 30, 2008 compared to the same period of 2007. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The increase for the first six months of 2008 compared to the same period of 2007 was due mainly to a $34 or 4.96% increase in service charges and a $56 or 27.86% increase in commissions and fees attributable mainly to commissions on investment sales.

NONINTEREST EXPENSE

Noninterest expense increased $459 or 10.90% for the six months ended June 30, 2008 compared to the same period of 2007. Noninterest expense increased $289 or 13.79% for the three months ended June 30, 2008 compared to the same period of 2007. The increase in noninterest expense for the three and six-month periods is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $295 in the first six months of 2008 and $157 in the second quarter of 2008 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $1,896 as of June 30, 2008, representing approximately 0.71% of total loans outstanding, compared to $1,819 or 0.81% of total loans outstanding as of June 30, 2007. The Company has not experienced a major increase in loan losses during the current economic climate. Management believes the allowance was adequate as of June 30, 2008 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate. The Company has not experienced a major increase in loan losses during the current economic climate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $768 at June 30, 2008 and $634 at December 31, 2007. One foreclosed property valued at $239 was held as of June 30, 2008 and no foreclosed property was held at December 31,2007. Nonaccrual loans were $529 at June 30, 2008 and $634 at December 31, 2007. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at June 30, 2008.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 8.49% as of June 30, 2008 and 13.64% as of December 31, 2007. The Company has an established federal funds line with a regional correspondent bank of $13,680 that had no outstanding balance as of June 30, 2008 and an established line with the FHLB that had $15,000 outstanding under a total line of $37,527 as of June 30, 2008. The Company as of August 13, 2008 now has $5,000 outstanding under the FHLB line. Additional sources of liquidity available to the Company include its capacity to borrow additional funds up to $11,500 through two other correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company believes that its financial position at June 30, 2008 reflects liquidity and capital levels adequate to fund anticipated future business expansion. Capital ratios are well above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $27,359 at June 30, 2008 compared to $26,816 at December 31, 2007. At June 30, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.11% compared to 9.54% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4%.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2008 equaled $1,200. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2008, the Company had unused loan commitments of $49,224, including $34,643 in unused commitments with an original maturity exceeding one year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not on a deferred basis. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument; however, the election is irrevocable. The Company’s adoption of SFAS No. 159 on January 1, 2008 had no financial impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

As of August 11, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 8, 2008.

At the 2008 Annual Meeting, the following persons were elected to serve as Class II directors, to serve until the 2011 Annual Meeting, having received the following votes:

Name	For	Withheld
James E Burton, IV	1,176,910	9,845
James P. Kent, Jr.	1,138,133	48,622
William F. Overacre	1,174,267	12,488

The following Class I and III directors continued in office after the 2008 Annual Meeting:

Class III Serving until the 2009 Meeting	Class I Serving until the 2010 Meeting
Carroll E. Shelton	A. Willard Arthur
John L. Waller	John P. Erb
Michael E. Watson	Robert H. Gilliam, Jr.
R.B. Hancock, Jr.

No other matters were voted on during the meeting.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 (File No. 333-20399) filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 13, 2008)

10.6*	Base Salaries of Named Executive Officers of the Registrant

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 13, 2008	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer
(principal executive officer)

AUGUST 13, 2008	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial & accounting officer)