Form 10-Q
period 2008-09-30
PINNACLE BANKSHARES CORP
filed 2008-11-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 13, 2008, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$5,813	$6,782
Federal funds sold	1,716	11,562

Total cash and cash equivalents	7,529	18,344

Securities (note 3):
Available-for-sale, at fair value	12,588	15,460
Held-to-maturity, at amortized cost	3,750	4,175
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	728	476
Loans, net (note 4)	278,486	232,752
Bank premises and equipment, net	5,962	5,220
Accrued interest receivable	1,330	1,328
Other assets	2,571	2,083

Total assets	$313,019	$279,913

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$24,964	$27,244
Savings and NOW accounts	85,003	74,870
Time	168,686	149,752

Total deposits	278,653	251,866

Note payable to Federal Home Loan Bank	5,000	—
Accrued interest payable	881	861
Other liabilities	850	370

Total liabilities	285,384	253,097

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at September 30, 2008 and 1,485,089 at December 31, 2007	4,455	4,455
Capital surplus	787	787
Retained earnings	22,525	21,685
Accumulated other comprehensive loss	(132)	(111)

Total stockholders’ equity	27,635	26,816

Total liabilities and stockholders’ equity	$313,019	$279,913

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Interest income:
Interest and fees on loans	$4,542	$4,301
Interest on securities:
U.S. Government agencies	77	88
Corporate	17	39
States and political subdivisions (taxable)	51	59
States and political subdivisions (tax exempt)	53	62
Other	13	9
Interest on federal funds sold	14	148

Total interest income	4,767	4,706

Interest expense:
Interest on deposits:
Savings and NOW accounts	298	352
Time - under $100,000	1,314	1,334
Time - $100,000 and over	460	395
Other interest expense	50	0

Total interest expense	2,122	2,081

Net interest income	2,645	2,625

Provision for loan losses	248	86

Net interest income after provision for loan losses	2,397	2,539

Noninterest income:
Service charges on deposit accounts	374	355
Fees on sales of mortgage loans	98	53
Commissions and fees	96	119
Other operating income	186	153

Total noninterest income	754	680

Noninterest expense:
Salaries and employee benefits	1,396	1,222
Occupancy expense	169	111
Furniture and equipment	262	213
Office supplies and printing	56	54
Other operating expenses	591	456

Total noninterest expense	2,474	2,056

Income before income tax expense	677	1,163

Income tax expense	215	377

Net income	$462	$786

Net income per share (note 5):
Basic	$0.31	$0.53
Diluted	$0.31	$0.53

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest income:
Interest and fees on loans	$13,188	$12,439
Interest on securities:
U.S. Government agencies	235	297
Corporate	53	116
States and political subdivisions (taxable)	163	178
States and political subdivisions (tax exempt)	164	193
Other	32	27
Interest on federal funds sold	97	373

Total interest income	13,932	13,623

Interest expense:
Interest on deposits:
Savings and NOW accounts	836	1,075
Time - under $100,000	4,015	3,838
Time - $100,000 and over	1,267	1,144
Other interest expense	105	3

Total interest expense	6,223	6,060

Net interest income	7,709	7,563

Provision for loan losses	543	277

Net interest income after provision for loan losses	7,166	7,286

Noninterest income:
Service charges on deposit accounts	1,093	1,040
Fees on sales of mortgage loans	192	163
Commissions and fees	353	320
Other operating income	554	423

Total noninterest income	2,192	1,946

Noninterest expense:
Salaries and employee benefits	4,069	3,627
Occupancy expense	464	340
Furniture and equipment	691	666
Office supplies and printing	190	171
Other operating expenses	1,731	1,464

Total noninterest expense	7,145	6,268

Income before income tax expense	2,213	2,964

Income tax expense	706	950

Net income	$1,507	$2,014

Net income per share (note 5):
Basic	$1.01	$1.36
Diluted	$1.01	$1.35

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Loss	Total
Balances, December 31, 2006	1,459,589	$4,379	$605	$19,972	$(464)	$24,492

Net income	—	—	—	2,014	—	2,014
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $11	—	—	—	—	22	22
Cash dividends declared by Bankshares ($0.45 per share)	—	—	—	(664)	—	(664)
Issuance of common stock	25,500	76	179	—	—	255
Accrual of stock option vesting	—	—	3	—	—	3

Balances, September 30, 2007	1,485,089	$4,455	$787	$21,322	$(442)	$26,122

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Loss	Total
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816

Net income	—	—	—	1,507	—	1,507
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $9	—	—	—	—	(21)	(21)
Cash dividends declared by Bankshares ($0.45 per share)	—	—	—	(667)	—	(667)
Issuance of common stock	—	—	—	—	—	—
Accrual of stock option vesting	—	—	—	—	—	—

Balances, September 30, 2008	1,485,089	$4,455	$787	$22,525	$(132)	$27,635

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$1,507	$2,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	316	299
Amortization of intangible assets	—	—
Accretion of unearned fees, net	(30)	(15)
Net amortization of premiums and discounts on securities	1	7
Provision for loan losses	543	277
Net decrease (increase) in:
Accrued income receivable	(2)	(94)
Other assets	(464)	332
Net increase in:
Accrued interest payable	20	151
Other liabilities	480	324

Net cash provided by operating activities	2,371	3,295

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,010)	—
Proceeds from maturities and calls of held-to-maturity securities	425	875
Proceeds from maturities and calls of available-for-sale securities	3,251	2,230
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	600	617
Purchase of Federal Home Loan Bank stock	(702)	—
Sale of Federal Home Loan Bank stock	450	5
Collections on loan participations	217	278
Net increase in loans made to customers	(46,600)	(17,267)
Additions to Real Estate Owned	(239)	—
Subtractions to Real Estate Owned	239	—
Recoveries on loans charged off	121	101
Purchases of bank premises and equipment	(1,058)	(193)

Net cash used in investing activities	(44,306)	(13,354)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	7,853	8,405
Net increase in time deposits	18,934	11,052
Federal Home Loan Bank advances	15,000
Repayments of note payable to Federal Home Loan Bank	(10,000)	(75)
Proceeds from issuance of common stock	—	255
Accrual of stock option vesting	—	3
Cash dividends paid	(667)	(664)

Net cash provided by financing activities	31,120	18,976

Net change in cash and cash equivalents	(10,815)	8,917
Cash and cash equivalents, beginning of period	18,344	14,586

Cash and cash equivalents, end of period	$7,529	$23,503

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2008 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, The First National Bank of Altavista (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2007 Annual Report to Shareholders and additional information supplied in the 2007 Annual Report on Form 10-K.

The results of operations for the interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2008 and December 31, 2007, are shown in the table below. As of September 30, 2008, securities with amortized costs of $2,820 and fair values of $2,852 were pledged as collateral for public deposits.

	September 30, 2008
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$2,534	14	(14)	$2,534
Obligations of states and political subdivisions	5,015	73	(14)	5,074
Mortgage-backed securities-government	3,528	40	(23)	3,545
Corporate issues	1,498	—	(113)	1,385
Other securities	50	—	—	50

Totals	$12,625	127	(164)	$12,588

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$3,750	50	(3)	$3,797

	December 31, 2007
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$2,647	12	(2)	$2,657
Obligations of states and political subdivisions	6,142	67	(31)	6,178
Mortgage-backed securities-government	4,132	34	(65)	4,101
Corporate issues	2,498	—	(24)	2,474
Other securities	50	—	—	50

Totals	$15,469	113	(122)	$15,460

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$4,175	52	(14)	$4,213

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Balance at January 1,	$1,720	$1,770	$1,770
Provision for loan losses	543	462	277
Loans charged off	(309)	(646)	(345)
Recoveries	121	134	100

Balance at end of period,	$2,075	$1,720	$1,802

(5)	Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended September 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$462	1,485,089	$0.31

Effect of dilutive stock options	—	2,773

Diluted net income per share	$462	1,487,862	$0.31

Three Months Ended September 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$786	1,485,089	$0.53

Effect of dilutive stock options	—	6,874

Diluted net income per share	$786	1,491,963	$0.53

Nine Months Ended September 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,507	1,485,089	$1.01

Effect of dilutive stock options	—	3,976

Diluted net income per share	$1,507	1,489,065	$1.01

Nine Months Ended September 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,014	1,4789,016	$1.36

Effect of dilutive stock options	—	11,019

Diluted net income per share	$2,014	1,489,035	$1.35

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2008	September 30, 2007
Net income	$462	$786
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	8	112

Total comprehensive income	$470	$898

	Nine Months Ended
	September 30, 2008	September 30, 2007
Net income	$1,507	$2,014
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	(21)	22

Total comprehensive income	$1,486	$2,036

(7)	Fair Value Measurement

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for the assets and liabilities. The Company has no Level 1 assets or liabilities on September 30, 2008.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. The Company has no Level 3 assets or liabilities on September 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $1,995 at September 30, 2008 with a specific loss allowance totaling $278.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets and no foreclosed property as of September 30, 2008.

Goodwill

Goodwill is subject to impairment testing. Goodwill is tested for impairment by determining the market and book value of the Company’s stock. As such, the Company classifies goodwill as a nonrecurring Level 1 asset. There were no fair value adjustments related to goodwill of $539 at September 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2008

Description	Total Carrying Amount in the Consolidated Balance Sheet 9/30/2008	Assets/Liabilities Measured at Fair Value 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$12,588	$12,588		$12,588

(8)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2008, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Share Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2007	17,000	$14.00 - 14.75	$14.33	$244
Outstanding at September 30, 2008	17,000	$14.00 - 14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options are to be granted with an exercise price equal to the stock’s fair market value at the date of grant, expiring ten years from the date of grant. At September 30, 2008, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period in which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $0 in the first nine months of 2008 as compared to $3 in the first nine months of 2007.

(9)	Subsequent Declaration of Cash Dividend

On October 14, 2008 the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per common share payable on November 7, 2008 to shareholders of record as of October 24, 2008.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information in the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, declining collateral values, general economic conditions including continued deterioration in general business and economic conditions and in the financial markets, deterioration in the value of securities held in our investment securities portfolio, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”), the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

While the Company has not experienced a major increase in loan losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA or the actions taken by the U.S. Treasury hereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at September 30, 2008 were $313,019, up 11.83% from $279,913 at December 31, 2007. The principal components of the Company’s assets at the end of the period were $278,486 in net loans and $16,338 in securities. During the nine-month period ended September 30, 2008, net loans increased 19.65% or $45,734 from $232,752 at December 31, 2007. The Company’s lending activities are a principal source of its income. Also during the nine-month period, securities decreased 16.79% or $3,297 from December 31, 2007.

Total liabilities at September 30, 2008 were $285,384, up 12.76% from $253,097 at December 31, 2007, as a result of an increase in savings and NOW accounts of $10,133 or 13.53%, an increase in time deposits of $18,934 or 12.64% and a decrease in demand deposits of $2,280 or 8.37% from December 31, 2007. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves. The Company also has $5,000 in Federal Home Loan Bank advances as of September 30, 2008 to help fund loan growth.

Total stockholders’ equity at September 30, 2008 was $27,635 including $22,525 in retained earnings and $132 of accumulated other comprehensive losses net of the related deferred tax liability, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2007, total stockholders’ equity was $26,816.

The Company had net income of $1,507 for the nine months ended September 30, 2008, compared with net income of $2,014 for the comparable period in 2007, a decrease of 25.17%. The Company had net income of $462 for the three months ended September 30, 2008, compared with net income of $786 for the comparable period in 2007, a decrease of 41.22%. The decrease in net income for the three and nine months ended September 30, 2008 was due to higher overhead costs, loan loss provision expense and compression of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was 0.68% for the nine months ended September 30, 2008, down from 1.01% for the same period of 2007. Another key indicator of performance, the return on average equity (ROE), for the nine months ended September 30, 2008 was 7.37%, down from 10.63% for the nine months ended September 30, 2007.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $7,709 for the nine months ended September 30, 2008 compared to $7,563 for the nine months ended September 30, 2007 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $2,645 for the three months ended September 30, 2008 compared to $2,625 for the three months ended September 30, 2007. The net interest margin decreased to 3.71% for the nine months ended September 30, 2008, from 4.03% for the nine months ended September 30, 2007. Loan yield has fallen at a faster pace than the rate paid for deposits in the past year as the Company is asset sensitive and interest rates fell precipitously in the first quarter of 2008.

Interest income on loans and securities increased 2.27% and 1.30% for the nine and three months ended September 30, 2008, respectively, compared to the same periods of 2007 as net loan volume increased by $54,104 since September 30, 2007 while the yield on loans and securities decreased by 54 basis points in the same time period.

Interest and fees on loans was $13,188 for the nine-month period ended September 30, 2008, up from $12,439 for the same period in 2007.

Interest and fees on loans was $4,542 for the three-month period ended September 30, 2008, up from $4,301 for the same period in 2007. Interest from securities and federal funds sold was $744 for the nine months ended September 30, 2008, down from $1,184 for the nine months ended September 30, 2007. Interest from securities and federal funds sold was $225 for the three months ended September 30, 2008, down from $405 for the three months ended September 30, 2007.

Interest expense increased 2.69% for the nine months ended September 30, 2008 and increased 1.97% for the three months ended September 30, 2008, compared to the same periods of 2007 as deposits have increased by $28,379 in the past twelve months while the cost to fund earning assets has fallen by 22 basis points in the same time period.

Interest on deposits and borrowed funds was $6,223 for the nine months ended September 30, 2008, up from $6,060 for the nine months ended September 30, 2007. Interest on deposits and borrowed funds was $2,122 for the three months ended September 30, 2008, up from $2,081 for the three months ended September 30, 2007.

NONINTEREST INCOME

Noninterest income increased $246 or 12.64% for the nine months ended September 30, 2008 compared to the same period of 2007. Noninterest income increased $74 or 10.88% for the three months ended September 30, 2008 compared to the same period of 2007. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The increase for the first nine months of 2008 compared to the same period of 2007 was primarily due to an increase in service charges, fees on sales of mortgage loans and in investment sales commissions, although commissions decreased $23 in the third quarter of 2008 when compared to the third quarter of 2007.

NONINTEREST EXPENSE

Noninterest expense increased $877 or 13.99% for the nine months ended September 30, 2008 compared to the same period of 2007. Noninterest expense increased $418 or 20.33% for the three months ended September 30, 2008 compared to the same period of 2007. The increase in noninterest expense for the three and nine-month periods is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $543 in the first nine months of 2008 and $248 in the third quarter of 2008 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $2,075 as of September 30, 2008, representing approximately 0.74% of total loans outstanding, compared to $1,802 or 0.80% of total loans outstanding as of September 30, 2007. The Company has not experienced a major increase in loan losses during the current economic climate although management expects an increase in loan losses over the next year as non-performing loans have approximately tripled since December 31, 2007. Management believes the allowance was adequate as of September 30, 2008 to provide for loan losses inherent in the Company’s loan portfolio. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $1,995 at September 30, 2008 and $634 at December 31, 2007. The current economic climate is the major factor in the increase in non-performing assets. Management is diligently monitoring its loan portfolio to find loans that could experience problems in performance and evaluating the Company’s collateral position. The increase in non-performing is mainly due to four commercial relationships. Management believes that losses of approximately $400 may be realized from these relationships and has adjusted the provision for losses accordingly. No foreclosed property was held as of September 30, 2008 or December 31, 2007. Nonaccrual loans were $1,995 at September 30, 2008 and $634 at December 31, 2007. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at September 30, 2008.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 6.97% as of September 30, 2008 and 13.66% as of December 31, 2007. The growth of the Company’s loan portfolio has been the major factor in the decline of the liquidity ratio. The Company’ net loan-to-deposit ratio was 99.94% as of September 30, 2008 compared to 92.41% as of December 31, 2007. The Company loan growth rate is expected to slow in the near future and the deposit growth rate has been accelerating in recent months.

The Company has an established federal funds line with a regional correspondent bank of $13,850 that had no outstanding balance as of September 30, 2008 and an established line with the FHLB that had $5,000 outstanding under a total line of $40,700 as of September 30, 2008. Additional sources of liquidity available to the Company include its capacity to borrow additional funds up to $11,500 through two other correspondent banks. The Company derives cash flows from its operating, investing, and financing activities. Cash flows of the Company are primarily used to fund loans and securities and are provided by the deposits and borrowings of the Company.

CAPITAL

The Company is monitoring its financial position at September 30, 2008 and reviewing liquidity and capital levels. Adequate liquidity and capital levels are necessary to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital and alternatives for increasing the Company’s capital position are reviewed by management regularly. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity reached $27,635 at September 30, 2008 compared to $26,816 at December 31, 2007. At September 30, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.85% compared to 9.54% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4%. The Company’s capital ratios have declined this year due to our overall growth rate of our assets exceeding our capital growth rates as net interest margin compression, an increase in provision for loan losses and an increase in noninterest expenses have affected our profitability and our ability to internally generate capital through retained earnings.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2008 equaled $1,600. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2008, the Company had unused loan commitments of $46,213, including $36,133 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 20 herein and “Loans and Allowance for Loan Losses” on page 32 of the Company’s 2007 Annual Report to Shareholders.

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

As of November 13, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997.

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated May 26, 2006 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed June 2, 2006)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 13, 2008)

10.6*	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s quarterly report on Form 10-Q filed on August 13, 2008)

10.7*	Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated May 26, 2006 (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed June 2, 2006)

10.8*	Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated May 26, 2006 (incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K filed June 2, 2006)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 13, 2008	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

NOVEMBER 13, 2008	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)