Form 10-K
period 2008-12-31
PINNACLE BANKSHARES CORP
filed 2009-03-27
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2008 was $26,063,312.

There were 1,485,089 shares of common stock of the issuer outstanding as of March 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 14, 2009 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business.

General Development of Business

Pinnacle Bankshares Corporation, a Virginia corporation (the “Company”), was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Altavista, Virginia. The Company conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, First National Bank (the “Bank”). The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish. The Company’s administrative offices are located at 622 Broad Street, Altavista, Virginia.

The Bank was organized as a national bank in 1908 and commenced general banking operations in December of that year, providing services to commercial and agricultural businesses and individuals in the Altavista area. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit. The Bank also offers a full range of investment, insurance and annuity products through its association with Infinex Investments, Inc. and Banker’s Insurance, LLC.

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, eastern Bedford County, northern Franklin County, Amherst County and the city of Lynchburg from facilities located in Campbell County, Bedford County, Franklin County, the town of Altavista, the town of Amherst, the town of Rustburg and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. In July 2005 the Company opened the Smith Mountain Lake loan production facility, located in Moneta, Franklin County, Virginia. In May 2006 the Company relocated the Brookville Plaza facility to Timberlake Road in Campbell County. In November 2006, the Company opened a temporary Amherst facility located in the town of Amherst. The Company opened a permanent Amherst facility on South Main Street in Amherst in March 2008. In February 2009, the Company opened the Rustburg facility, located on Village Highway in the Rustburg Marketplace Shopping Center, which further increases our presence in Campbell County.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. One property valued at $300,000 is being held in other real estate owned as of December 31, 2008.

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

Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to the acquisition of deposits. Among the advantages that the major banks have over the Company is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand over a more diverse geographic area. Although major banks have these competitive advantages over small independent banks, the Company actively tries to turn the loss of local independent banks to its competitive advantage by soliciting customers who prefer the personal service offered by a small independent bank.

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

The Company believes that its prompt response to lending requests is a key factor to the Company’s competitive position in its primary service area. In addition, local decision-making and the accessibility of senior management to customers also distinguish the Company from other area financial institutions.

In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and its ability to offer specialized services to customers. The Company’s promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

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

As a national bank, the Bank is also subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, which is currently $250,000 for each depositor for interest bearing accounts. For non-interest-bearing accounts the Bank is insured by the FDIC to the maximum amount permitted by law which is currently unlimited. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

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

It is also not clear at this time what impact the Emergency Economic Stabilization Act of 2008, enacted October 3, 2008, as amended by the American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, or other initiatives of the United States Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets, the financial services industry, the Company or the Bank.

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2008, the Company and Bank both met all applicable capital requirements imposed by regulation.

Federal Deposit Insurance Corporation Improvement Act of 1991. There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution, if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Company.

As of December 31, 2008, both the Company and the Bank were considered “well capitalized.”

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2008 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category 1, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, as well as a uniform 7 basis point increase in rates for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. A final rule related to the rest of the proposal was adopted on March 4, 2009 and will become effective on April 1, 2009, applying to assessments for the second quarter of 2009 and thereafter. The new rule provides for initial base assessment rates for Risk Category 1 institutions of 12 to 16 basis points, subject to potential base-rate adjustments, including (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 25% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. Taking into account these potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 7 to 24 basis points.

Temporary Liquidity Guarantee Program. On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the FDIC’s Deposit Insurance Fund to achieve its goals. The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). The Bank is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) between October 14, 2008 and June 30, 2009 will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. The Bank has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. The Bank has customer accounts that qualify for this coverage with respect to which it has and will incur assessment charges.

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

Employees

As of December 31, 2008, the Company had 117 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years
Robert H. Gilliam, Jr. (63)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of First National Bank since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (58)	Senior Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of First National Bank since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (37)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of First National Bank since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

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

The Rustburg Office, located at 1033 Village Highway in Rustburg, Virginia, consists of a single-story building owned by the Bank.

The Wyndhurst Administrative and Training Office, located at 201 Archway Court in Lynchburg, Virginia, consists of a single-story building leased for $3,734 per month through January 2011.

The Smith Mountain Lake loan production office, located at 74 Scruggs Road, Suite 102, in Moneta, Virginia, consists of office space leased for $1,485 per month on a month to month basis by the Bank. The Bank does not expect to terminate the lease in the near future.

The Company believes all of these properties are in good operating condition and are adequate for the Company’s present and anticipated future needs. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3.	Legal Proceedings.

Neither the Company nor the Bank nor any of their properties is involved in any pending legal proceedings, nor are any such proceedings threatened, other than nonmaterial proceedings arising in the ordinary course of the Company’s and the Bank’s business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained on the inside back cover of the 2008 Annual Report to Shareholders, under the caption “Market for Common Equity and Related Stockholder Matters” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 27 of the 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 28 through 60 and 62 of the 2008 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On December 31, 2008, the Company entered into amended and restated change in control agreements (the “Amended Agreements”) with the following executive officers: Robert H. Gilliam, Jr., President and Chief Executive Officer of the Company; Carroll E. Shelton, Vice President of the Company; and Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer of the Company. The Amended Agreements replace the change in control agreements previously entered into with Messrs. Gilliam, Shelton and Lemley on May 26, 2006.

The agreements were amended and restated to bring the agreements into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and other guidance promulgated thereunder (“Section 409A”) relating to the timing and form of payment under the agreements. The Amended Agreements provide for severance payments and the continuation of certain employee benefits if the employment of these executive officers terminates under specified conditions in connection with a “change in control” (as defined therein) of the Company. Generally, the payments and benefits will be paid under each agreement if, within two years and 60 days following a change in control, the executive officer (i) is terminated involuntarily without “cause” (as defined therein) and not as a result of death or disability, or (ii) terminates his employment voluntarily for “good reason” (as defined therein), including the executive officer’s unilateral decision to leave during any of three 60 day window periods (beginning on the date of the change in control and the first and second anniversaries thereof). Payments and benefits will also be paid if the executive officer’s employment is terminated prior to a change in control if the executive officer can reasonably demonstrate that the termination was in connection with or in anticipation of a change in control or was at the request of a third party who has taken steps reasonably calculated to effect a change in control. “Change in control” is defined in the Amended Agreements generally to include (i) the acquisition of stock by a person or group that constitutes more than 50% of the Company’s common or voting stock, (ii) the acquisition of 30% of the Company’s voting stock over a 12-month period, (iii) certain changes in the composition of the Company’s Board of Directors over a 12-month period, or (iv) an acquisition of 40% or more of the Company’s assets.

The foregoing description of the Amended Agreements is qualified in its entirety by reference to the full text of such Amended Agreements with Messrs. Gilliam, Shelton and Lemley, which are filed as Exhibits 10.2, 10.8 and 10.7, respectively, hereto and are incorporated herein by reference.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) to be held on April 14, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 3 through 8 of the 2009 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 13 of the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 5 of the 2009 Proxy Statement under the caption “Meetings and Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We have posted this Code on our internet website at www.1stnatbk.com under “Investor Relations”. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions, on www.1stnatbk.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.	Executive Compensation.

The information on Executive Compensation required by this item is contained on pages 9 through 13 of the 2009 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on pages 7 and 8 of the 2009 Proxy Statement under the caption “Directors’ Fees” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 2 and 3 of the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2008 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

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

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 5 through 8 of the 2009 Proxy Statement under the captions “Meetings and Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 15 of the 2009 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a)(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 filed on January 30, 1997)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed January 7, 2009)

13	2008 Annual Report to Shareholders

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

March 27, 2009	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert H. Gilliam, Jr.	President, Chief Executive	March 27, 2009
Robert H. Gilliam, Jr.	Officer and Director (principal executive officer)

/s/ Bryan M. Lemley	Secretary, Treasurer and Chief	March 27, 2009
Bryan M. Lemley	Financial Officer (principal financial and accounting officer)

/s/ A. Willard Arthur	Director	March 27, 2009
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 27, 2009
James E. Burton, IV

/s/ John P. Erb	Director	March 27, 2009
John P. Erb

/s/ R.B. Hancock, Jr.	Director	March 27, 2009
R.B. Hancock, Jr.

/s/ Thomas F. Hall	Director	March 27, 2009
Thomas F. Hall

/s/ James P. Kent, Jr.	Director	March 27, 2009
James P. Kent, Jr.

/s/ William F. Overacre	Director	March 27, 2009
William F. Overacre

/s/ Carroll E. Shelton	Director	March 27, 2009
Carroll E. Shelton

/s/ John L. Waller	Director	March 27, 2009
John L. Waller

/s/ Michael E. Watson	Director	March 27, 2009
Michael E. Watson