Form 10-Q
period 2009-03-31
PINNACLE BANKSHARES CORP
filed 2009-05-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 13, 2009, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2009
	(Unaudited)	December 31, 2008
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$6,589	$6,748
Federal funds sold	15,653	9,178

Total cash and cash equivalents	22,242	15,926

Securities (note 3):
Available-for-sale, at fair value	10,793	11,426
Held-to-maturity, at amortized cost	2,255	2,505
Federal Reserve Bank stock, at cost	75	75
Federal Home Loan Bank stock, at cost	579	728
Loans, net (note 4)	275,182	279,199
Bank premises and equipment, net	7,362	6,646
Accrued interest receivable	1,150	1,215
Other assets	4,096	3,523

Total assets	$323,734	321,243

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$28,488	27,731
Savings and NOW accounts	92,947	87,832
Time	173,599	171,670

Total deposits	295,034	287,233

Note payable to Federal Home Loan Bank	—	5,000
Note payable under line of credit	1,000	1,000
Accrued interest payable	803	872
Other liabilities	2,282	2,219

Total liabilities	299,119	296,324

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at March 31, 2009 and 1,485,089 at December 31, 2008	4,455	4,455
Capital surplus	787	787
Retained earnings	20,735	21,102
Accumulated other comprehensive loss	(1,362)	(1,425)

Total stockholders’ equity	24,615	24,919

Total liabilities and stockholders’ equity	$323,734	$321,243

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest income:
Interest and fees on loans	$4,165	$4,265
Interest on securities:
U.S. Government agencies	63	78
Corporate	11	19
States and political subdivisions (taxable)	36	56
States and political subdivisions (tax exempt)	43	57
Other	1	8
Interest on federal funds sold	6	68

Total interest income	4,325	4,551

Interest expense:
Interest on deposits:
Savings and NOW accounts	307	302
Time - under $100,000	1,134	1,375
Time - $100,000 and over	512	404
Other interest expense	4	—

Total interest expense	1,957	2,081

Net interest income	2,368	2,470

Provision for loan losses	774	138

Net interest income after provision for loan losses	1,594	2,332

Noninterest income:
Service charges and fees on deposit accounts	345	347
Fees on sales of mortgage loans	98	28
Commissions and fees	130	131
Other operating income	119	171

Total noninterest income	692	677

Noninterest expense:
Salaries and employee benefits	1,512	1,352
Occupancy expense	167	126
Furniture and equipment	244	198
Office supplies and printing	76	75
Other operating expenses	648	536

Total noninterest expense	2,647	2,287

Income before income tax expense (benefit)	(361)	722

Income tax expense (benefit)	(142)	229

Net income (loss)	(219)	493

Basic net income (loss) per share (note 5)	$(0.15)	$0.33

Diluted net income (loss) per share (note 5)	$(0.15)	$0.33

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

					Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816

Net income	—	—	—	493	—	493
Change in net unrealized losses on available-for-sale securities, net of deferred income tax expense of $63	—	—	—	—	117	117
Cash dividends declared by Bankshares ($0.15 per share)	—	—	—	(221)	—	(221)

Balances, March 31, 2008	1,485,089	$4,455	$787	$21,957	$6	$27,205

					Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net loss	—	—	—	(219)	—	(219)
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $32	—	—	—	—	63	63
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, March 31, 2009	1,485,089	$4,455	$787	$20,735	$(1,362)	$24,615

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(219)	$493

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of bank premises and equipment	117	99
Accretion of unearned fees, net	(25)	(11)
Net amortization of premiums and discounts on securities	—	—
Provision for loan losses	774	138
Net decrease (increase) in:
Accrued interest receivable	65	44
Other assets	(269)	(496)
Net increase (decrease) in:
Accrued interest payable	(69)	25
Other liabilities	63	682

Net cash provided by operating activities	437	974

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(1,010)
Proceeds from maturities and calls of held-to-maturity securities	250	425
Proceeds from maturities and calls of available-for-sale securities	523	1,500
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	205	178
Sale (purchase) of Federal Home Loan Bank stock	149	(42)
Collections on loan participations	53	62
Net (increase) decrease in loans made to customers	2,845	(13,666)
Recoveries on loans charged off	34	31
Purchases of bank premises and equipment	(833)	(746)

Net cash provided by (used in) investing activities	3,226	(13,268)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,872	555
Net increase in time deposits	1,929	2,822
Repayments of note payable to Federal Home Loan Bank	(5,000)	—
Proceeds from issuance of common stock	—	—
Accrual of stock option vesting	—	—
Cash dividends paid	(148)	(221)

Net cash provided by financing activities	2,653	3,156

Net (decrease) increase in cash and cash equivalents	6,316	(9,138)

Cash and cash equivalents, beginning of period	15,926	18,344

Cash and cash equivalents, end of period	$22,242	$9,206

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2009 and the results of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2008 Annual Report to Shareholders and additional information supplied in the 2008 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2009 and December 31, 2008, are shown in the table below. As of March 31, 2009, securities with amortized costs of $2,570 and fair values of $2,613 were pledged as collateral for public deposits and securities with amortized costs $838 and fair values of $872 were pledged as collateral with the Federal Reserve.

	March 31, 2009
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$1,528	42	—	$1,570
Obligations of states and political subdivisions	4,871	115	(12)	4,974
Mortgage-backed securities-government	3,133	103	(1)	3,235
Corporate issues	999	—	(35)	964
Other securities	50	—	—	50

Totals	$10,581	260	(48)	$10,793

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$2,255	58	(8)	$2,305

	December 31, 2008
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$2,031	15	(6)	$2,040
Obligations of states and political subdivisions	4,891	109	(27)	4,973
Mortgage-backed securities-government	3,339	54	(4)	3,389
Corporate issues	999	—	(25)	974
Other securities	50	—	—	50

Totals	$11,310	178	(62)	$11,426

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$2,505	70	—	$2,575

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008, and for the year ended December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Balance at January 1,	$3,969	$1,720	$1,720
Provision for loan losses	774	2,881	138
Loans charged off	(733)	(805)	(84)
Recoveries	34	173	31

Balance at end of period,	$4,044	$3,969	$1,805

(5)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods indicated:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2009
Basic net loss per share	$(219)	1,485,089	$(0.15)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(219)	1,485,089	$(0.15)

Three Months Ended March 31, 2008
Basic net income per share	$493	1,485,089	$0.33

Effect of dilutive stock options	—	5,251

Diluted net income per share	$493	1,490,340	$0.33

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income (loss)	$(219)	$493
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	63	117

Total comprehensive income	$(156)	$610

(7)	Fair Value Measurement

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities on March 31, 2009.

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

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. The Company has no Level 3 assets or liabilities on March 31, 2009.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $6,803 at March 31, 2009 with a specific loss allowance totaling $348.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets totaling $645 on March 31, 2009.

Goodwill

Goodwill is subject to impairment testing. Goodwill is tested for impairment by determining the market and book value of the Company’s stock. As such, the Company classifies goodwill as a nonrecurring Level 1 asset. There were no fair value adjustments related to goodwill of $539 at March 31, 2009.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements on March 31, 2009

Description	Total Carrying Amount in The Consolidated Balance Sheet 3/31/2009	Assets/Liabilities Measured at Fair Value 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,793	$10,793	NA	$10,793	NA

(8)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2009, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2008	17,000	$14.00 - 14.75	$14.33	$244
Outstanding at March 31, 2009	17,000	$14.00 - 14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At March 31, 2009, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest. The stock based compensation expensed to salaries and employee benefits was $0 in both the first quarter of 2009 and the first quarter of 2008.

(9)	Impact of Recently Issued and Adopted Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. SFAS No. 161 impacts disclosures only. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009, and the adoption had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. It is effective November 15, 2008. The Company’s adoption of SFAS No. 162 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued the following FSP’s (Financial Staff Position) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of May 13, 2009, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values; general economic conditions including continued deterioration in general business and economic conditions and in the financial markets; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”); the quality or composition of the loan and/or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses during the current economic climate. A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the U.S.

Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2009 were $323,734 up 0.78% from $321,243 at December 31, 2008. The principal components of the Company’s assets at the end of the period were $275,182 in net loans and $13,048 in securities. During the three-month period ended March 31, 2009, net loans decreased 1.44% or $4,017 from $279,199 at December 31, 2008. The Company’s lending activities are a principal source of its income. Also during the three-month period, securities decreased 6.34% or $883 from December 31, 2008.

Total liabilities at March 31, 2009 were $299,119, up 0.94% from $296,324 at December 31, 2008, as a result of an increase in savings and NOW accounts of $5,115 or 5.82%, an increase in time deposits of $1,929 or 1.12% and an increase in demand deposits of $757 or 2.73% from December 31, 2008. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2009 was $24,615 including $20,736 in retained earnings and $1,363 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2008, total stockholders’ equity was $24,919.

The Company had a net loss of $219 for the three months ended March 31, 2009, compared with net income of $493 for the comparable period in 2008. This decrease in net income was primarily due to a $636 increase in the provision for loan losses, a $360 increase in noninterest expense and compression of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was (0.27)% for the three months ended March 31, 2009, down from 0.71% for the same period of 2008. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2009 was (3.54)%, down from 7.30% for the three months ended March 31, 2008.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,368 for the three months ended March 31, 2009 compared to $2,470 for the three months ended March 31, 2008 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin decreased to 3.13% for the three months ended March 31, 2009, from 3.75% for the three months ended March 31, 2008. Loan yield has fallen at a faster pace than the decrease in the rate paid for deposits in the past year as the Company is asset sensitive and interest rates continue to be at historic low levels in the past twelve months.

Interest income on loans and securities decreased 4.97% in the first quarter of 2009 compared to the first quarter of 2008 as net loan volume increased by $29,003 since March 31, 2008 and yield on loans and securities decreased by 104 basis points in the same time period. Interest income was $4,325 for the three-month period ended March 31, 2009, down from $4,551 for the same period in 2008.

Interest expense decreased 5.96% in the first quarter of 2009 compared to the first quarter of 2008 as deposits have increased by $39,791 in the past twelve months and the rate paid to fund earning assets has fallen by 41 basis points in the same time period.

NONINTEREST INCOME

Noninterest income increased $15 or 2.22% for the three-month period ended March 31, 2009 compared to the same period of 2008. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The increase from 2008 was due mainly to a $70 or 250.00% increase in fees on sales of mortgage loans.

NONINTEREST EXPENSE

Noninterest expense increased $360 or 15.74% for the three-month period ended March 31, 2009 compared to the same period of 2008. The increase in noninterest expense is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed assets.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $774 in the first three months of 2009 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,044 as of March 31, 2009, representing approximately 1.45% of total loans outstanding, compared to an allowance of $3,969 as of December 31, 2008, or 1.40% of total loans outstanding, and $1,805 as of March 31, 2008, or 0.73% of total loans outstanding. The allowance for loan losses has increased as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk of some customer’s ability to service their loans due to job losses. Management believes the allowance was adequate as of March 31, 2009 to provide for loan losses inherent in the Company’s loan portfolio. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to see weaknesses in its loan portfolio throughout 2009 and is working to minimize its losses from non-accrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn during 2008 has led to an increase in the Company’s non-performing assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and difficulties in moving their product. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. Non-performing assets may increase throughout 2009 as the economy continues to struggle. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” credits and continued counseling of customers to discuss options available to them. Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $7,448 at March 31, 2009 and $2,592 at December 31, 2008. Two foreclosed properties were held as of March 31, 2009 totaling $645 compared to one foreclosed property held on December 31, 2008 totaling $300. Nonaccrual loans were $6,803 at March 31, 2009 and $2,292 at December 31, 2008. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on the then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at March 31, 2009.

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer’s credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 10.67% as of March 31, 2009 and 9.16% as of December 31, 2008. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $63,520 on March 31, 2009. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $1,000 on March 31, 2009. The Company had no borrowings with the Federal Home Loan Bank at March 31, 2009.

CAPITAL

The Company believes that its financial position at March 31, 2009 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $24,615 at March 31, 2009 compared to $24,919 at December 31, 2008. At March 31, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.17% compared to 8.52% at December 31, 2008. The Bank’s risk-based Tier 1 capital ratio was 9.25% at March 31, 2009 compared to 9.47% at December 31, 2008 and the Bank’s risk-based total capital ratio was 10.51% compared to 10.72% at December 31, 2008. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

In April 2009, our Board of Directors announced the decision to suspend our quarterly dividend in light of the continuing extraordinary economic downturn. Management believes this decision was prudent as a strategy to preserve our strong balance sheet and capital position. The cash dividend of $0.10 per share, paid on February 6, 2009 to shareholders of record at the close of business on January 23, 2009 was the most recent dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, primarily improved earnings.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s 2008 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2009 equaled $1,122. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2009, the Company had unused loan commitments of $48,991, including $25,404 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions on “Allowance and Provision for Loan Losses” on page 18 herein and “Loans and Allowance for Loan Losses” on page 34 of the Company’s 2008 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our financial statements, see Note 9, “Impact of Recently Issued and Adopted Accounting Standards” of the Notes to Consolidated Financial Statements included in the Quarterly Report on Form 10-Q.

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

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1 (a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 13, 2009	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr.,
President and Chief Executive Officer
(principal executive officer)

MAY 13, 2009	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)