Form 10-Q
period 2009-06-30
PINNACLE BANKSHARES CORP
filed 2009-08-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 13, 2009, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2009 (Unaudited)	December 31, 2008
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$24,572	$6,748
Federal funds sold	2,001	9,178

Total cash and cash equivalents	26,573	15,926

Securities (note 3):
Available-for-sale, at fair value	11,317	11,426
Held-to-maturity, at amortized cost	2,255	2,505
Federal Reserve Bank stock, at cost	105	75
Federal Home Loan Bank stock, at cost	579	728
Loans, net (note 4)	272,745	279,199
Other real estate owned	990	300
Bank premises and equipment, net	7,350	6,646
Accrued interest receivable	1,108	1,215
Other assets	3,382	3,223

Total assets	$326,404	$321,243

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$26,519	$27,731
Savings and NOW accounts	96,688	87,832
Time	173,221	171,670

Total deposits	296,428	287,233

Note payable to Federal Home Loan Bank	—	5,000
Note payable under line of credit	2,000	1,000
Accrued interest payable	753	872
Other liabilities	2,367	2,219

Total liabilities	301,548	296,324

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at June 30, 2009 and 1,485,089 at December 31, 2008	4,455	4,455
Capital surplus	787	787
Retained earnings	20,990	21,102
Accumulated other comprehensive loss	(1,376)	(1,425)

Total stockholders’ equity	24,856	24,919

Total liabilities and stockholders’ equity	$326,404	$321,243

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Interest income:
Interest and fees on loans	$4,162	$4,381
Interest on securities:
U.S. government corporations and agencies	56	80
Corporate	10	17
States and political subdivisions (taxable)	39	56
States and political subdivisions (tax exempt)	43	54
Other	7	11
Interest on federal funds sold	3	15

Total interest income	4,320	4,614

Interest expense:
Interest on deposits:
Savings and NOW accounts	313	236
Time - under $100,000	1,055	1,326
Time - $100,000 and over	503	403
Other interest expense	—	55

Total interest expense	1,871	2,020

Net interest income	2,449	2,594

Provision for loan losses	67	157

Net interest income after provision for loan losses	2,382	2,437

Noninterest income:
Service charges and fees on deposit accounts	368	372
Mortgage loan fees	185	66
Commissions and fees	106	126
Other operating income	151	197

Total noninterest income	810	761

Noninterest expense:
Salaries and employee benefits	1,522	1,321
Occupancy expense	172	169
Furniture and equipment	256	231
Office supplies and printing	66	59
Other operating expenses	809	604

Total noninterest expense	2,825	2,384

Income before income tax expense	367	814

Income tax expense	112	262

Net income	$255	$552

Basic net income per share	$0.17	$0.37
Diluted net income per share	$0.17	$0.37

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest income:
Interest and fees on loans	$8,327	$8,646
Interest on securities:
U.S. government corporations and agencies	119	158
Corporate	21	36
States and political subdivisions (taxable)	75	112
States and political subdivisions (tax exempt)	86	111
Other	8	19
Interest on federal funds sold	9	83

Total interest income	8,645	9,165

Interest expense:
Interest on deposits:
Savings and NOW accounts	620	538
Time - under $100,000	2,189	2,701
Time - $100,000 and over	1,015	807
Other interest expense	4	55

Total interest expense	3,828	4,101

Net interest income	4,817	5,064

Provision for loan losses	841	295

Net interest income after provision for loan losses	3,976	4,769

Noninterest income:
Service charges and fees on deposit accounts	713	719
Mortgage loan fees	283	94
Commissions and fees	236	257
Other operating income	270	368

Total noninterest income	1,502	1,438

Noninterest expense:
Salaries and employee benefits	3,034	2,673
Occupancy expense	339	295
Furniture and equipment	500	429
Office supplies and printing	142	134
Other operating expenses	1,457	1,140

Total noninterest expense	5,472	4,671

Income before income tax expense	6	1,536

Income tax expense (benefit)	(30)	491

Net income	36	1,045

Basic net income per share	$0.02	$0.70
Diluted net income per share	$0.02	$0.70

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816

Net income	—	—	—	1,045	—	1,045
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $13	—	—	—	—	(26)	(26)
Cash dividends declared by Bankshares ($0.30 per share)	—	—	—	(476)	—	(476)

Balances, June 30, 2008	1,485,089	$4,455	$787	$22,254	$(137)	$27,359

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net income	—	—	—	36	—	36
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $25	—	—	—	—	49	49
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, June 30, 2009	1,485,089	$4,455	$787	$20,990	$(1,376)	$24,856

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$36	$1,045

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	243	206
Accretion of unearned fees, net	(58)	(32)
Net amortization (accretion) of premiums and discounts on securities	(3)	1
Provision for loan losses	841	295
Net decrease (increase) in:
Accrued interest receivable	107	18
Other assets	(216)	(493)
Net increase (decrease) in:
Accrued interest payable	(119)	(6)
Other liabilities	148	401

Net cash provided by operating activities	979	1,435

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,161)	(1,010)
Proceeds from maturities and calls of held-to-maturity securities	250	425
Proceeds from maturities and calls of available-for-sale securities	799	2,044
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	548	427
Sale (purchase) of Federal Home Loan Bank stock	149	(702)
Purchase of Federal Reserve Bank stock	(30)	—
Collections on loan participations	99	148
Net (increase) decrease in loans made to customers	4,723	(33,238)
Recoveries on loans charged off	191	53
Purchases of bank premises and equipment	(947)	(872)

Net cash provided by (used in) investing activities	4,621	(32,725)

Cash flows from financing activities:
Net increase (decrease) in demand, savings and NOW deposits	7,644	(736)
Net increase in time deposits	1,551	8,557
Advances (repayments) of note payable to Federal Home Loan Bank	(5,000)	15,000
Borrowing under line of credit	1,000	—
Cash dividends paid	(148)	(476)

Net cash provided by financing activities	5,047	22,345

Net (decrease) increase in cash and cash equivalents	10,647	(8,945)

Cash and cash equivalents, beginning of period	15,926	18,344

Cash and cash equivalents, end of period	$26,573	$9,399

See accompanying notes to unaudited consolidated financial statements.

Supplemental Information
Noncash transfers of loans to other real estate owned	$690	$300

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2008 Annual Report to Shareholders and additional information supplied in the 2008 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2009 and December 31, 2008, are shown in the table below. As of June 30, 2009, securities with amortized costs of $2,570 and fair values of $2,604 were pledged as collateral for public deposits and securities with amortized costs $796 and fair values of $819 were pledged as collateral with the Federal Reserve.

	June 30, 2009
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$2,486	15	—	$2,501
Obligations of states and political subdivisions	4,742	100	(23)	4,819
Mortgage-backed securities- government	2,789	92	(1)	2,880
Corporate issues	999	8	—	1,007
Other securities	110	—	—	110

Totals	$11,126	215	(24)	$11,317

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$2,255	47	(9)	$2,293

	December 31, 2008
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$2,031	15	(6)	$2,040
Obligations of states and political subdivisions	4,891	109	(27)	4,973
Mortgage-backed securities- government	3,339	54	(4)	3,389
Corporate issues	999	—	(25)	974
Other securities	50	—	—	50

Totals	$11,310	178	(62)	$11,426

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$2,505	70	—	$2,575

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of June 30, 2009.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008	June 30, 2008

Balance at January 1,	$3,969	$1,720	$1,720

Provision for loan losses	841	2,881	295

Loans charged off	(1,097)	(805)	(172)

Recoveries	191	173	53

Balance at end of period,	$3,904	$3,969	$1,896

(5)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$255	1,485,089	$0.17

Effect of dilutive stock options	—	—

Diluted net income per share	$255	1,485,089	$0.17

Three Months Ended June 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$552	1,485,089	$0.37

Effect of dilutive stock options	—	4,384

Diluted net income per share	$552	1,489,473	$0.37

Six Months Ended June 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$36	1,485,089	$0.02

Effect of dilutive stock options	—	—

Diluted net income per share	$36	1,485,089	$0.02

Six Months Ended June 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$1,045	1,485,089	$0.70

Effect of dilutive stock options	—	3,379

Diluted net income per share	$1,045	1,488,468	$0.70

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income	$255	$552
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	(14)	(143)

Total comprehensive income	$241	$409

	Six Months Ended
	June 30, 2009	June 30, 2008
Net income	$36	$1,045
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	49	(26)

Total comprehensive income	$85	$1,019

(7)	Fair Value Measurement

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

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available for sale. All instruments fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for the assets and liabilities. The Company has no Level 1 assets or liabilities on June 30, 2009.

Level 2 – Valuations for assets and liabilities are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U.S. government corporation and agency obligations, state and municipal bonds, mortgage-backed securities and corporate debt obligations.

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets include goodwill on June 30, 2009. The Company had no Level 3 liabilities on June 30, 2009.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $2,583 at June 30, 2009 with a specific loss allowance totaling $105.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets totaling $990 on June 30, 2009.

Goodwill

The Company classifies goodwill as a nonrecurring Level 3 asset. There were no fair value adjustments related to goodwill of $539 at June 30, 2009.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements on June 30, 2009
Description	Total Carrying Amount in the Consolidated Balance Sheet 6/30/2009	Assets/Liabilities Measured at Fair Value 6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,317	$11,317	—	$11,317	—

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2008 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30 ,2009		December 31, 2008
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$24,572	24,572	6,748	6,748
Federal funds sold	2,001	2,001	9,178	9,178
Securities:
Available-for-sale	11,317	11,317	11,426	11,426
Held-to-maturity	2,255	2,293	2,505	2,575
Federal Reserve Bank stock	105	105	75	75
Federal Home Loan Bank stock	579	579	728	728
Loans, net of unearned income and fees	272,745	276,499	279,199	287,388

Total financial assets	$313,574	317,366	309,859	318,118

Financial liabilities:
Deposits	$296,428	300,824	287,233	291,313
Note payable to Federal Home Loan Bank	—	—	5,000	5,000
Line of Credit	2,000	2,000	1,000	1,000

Total financial liabilities	$298,428	302,824	293,233	297,313

(9)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2009, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Share Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2008	17,000	$14.00-14.75	$14.33	$244
Outstanding at June 30, 2009	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At June 30, 2009, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $0 in both the first half of 2009 and the first half of 2008.

(10)	Impact of Recently Issued and Adopted Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. SFAS No. 161 impacts disclosures only. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009, and the adoption had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S.

GAAP. It became effective November 15, 2008. The Company’s adoption of SFAS No. 162 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued the following Financial Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ended June 30, 2009. The Company’s adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ended June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the Company’s adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ended June 30, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 did not affect the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of August 13, 2009, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

(11)	Subsequent Events

The Company evaluated all subsequent events for potential recognition and disclosure through August 13, 2009, the date of the filing of this Form 10-Q.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values; general economic conditions including continued deterioration in general business and economic conditions and in the financial markets; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”); Federal

Deposit Insurance Corporation (“FDIC”)assessments and premiums; the quality or composition of the loan and/or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses during the current economic climate, although these losses declined substantially in the second quarter of 2009. A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2009 were $326,404, up 1.61% from $321,243 at December 31, 2008. The principal components of the Company’s assets at the end of the period were $272,745 in net loans, $26,573 in cash and cash equivalents and $13,572 in securities. During the six-month period ended June 30, 2009, net loans decreased 2.31% or $6,454 from $279,199 at December 31, 2008. The Company’s lending activities are a principal source of its income. Also during the six-month period, securities decreased 2.58% or $359 from December 31, 2008.

Total liabilities at June 30, 2009 were $301,548, up 1.76% from $296,324 at December 31, 2008, as a result of an increase in savings and NOW accounts of $8,856 or 10.08%, and an increase in time deposits of $1,551 or 0.90% which were partially offset by a decrease in demand deposits of $1,212 or 4.37% from December 31, 2008. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2009 was $24,856 including $20,990 in retained earnings and $1,376 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2008, total stockholders’ equity was $24,919.

The Company had net income of $36 for the six months ended June 30, 2009, compared with net income of $1,045 for the six months ended June 30, 2008. The Company had net income of $255 for the three months ended June 30, 2009, compared with net income of $552 the three months ended June 30, 2008. The decrease in net income for the six month period was primarily due to a $546 increase in the provision for loan losses, an $801 increase in noninterest expense and compression of the Company’s net interest margin. The decrease in net income for the three month period was primarily due to a $441 increase in noninterest expense, compression of the Company’s net interest margin and a special FDIC assessment of $150.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.02% for the six months ended June 30, 2009, down from 0.73% for the same period of 2008. Another key indicator of performance, the return on average equity (“ROE”), for the six months ended June 30, 2009 was 0.29%, down from 7.70% for the six months ended June 30, 2008.

The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $4,817 for the six months ended June 30, 2009 compared to $5,064 for the six months ended June 30, 2008 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $2,449 for the three months ended June 30, 2009 compared to $ 2,594 for the three months ended June 30, 2008. The net interest margin decreased to 3.18% for the six months ended June 30, 2009, from 3.75% for the six months ended June 30, 2008. Loan yield has fallen at a faster pace than the decrease in the rate paid for deposits in the past year as the Company is asset sensitive and interest rates continue to be at historic low levels.

Interest income on loans and securities decreased 5.67% and 6.37% for the six and three months ended June 30, 2009, respectively, compared to the same periods of 2008 as net loan volume increased by $7,454 since June 30, 2008 while the interest-earning assets decreased by 107 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest environment and an increase in cash earning interest in the federal reserve account.

Interest and fees on loans was $8,327 for the six-month period ended June 30, 2009, down from $8,646 for the same period in 2008. Interest and fees on loans was $4,162 for the three-month period ended June 30, 2009, down from $4,381 for the same period in 2008. Interest from securities and federal funds sold was $318 for the six months ended June 30, 2009, down from $519 for the six months ended June 30, 2008.

Interest from securities and federal funds sold was $158 for the three months ended June 30, 2009, down from $233 for the three months ended June 30, 2008 as volume has decreased.

Interest expense decreased 6.66% for the six months ended June 30, 2009 and decreased 7.38% for the three months ended June 30, 2009, compared to the same periods of 2008 Deposits have increased by $36,741 in the past twelve months; however, the rate paid for deposits has fallen by 50 basis points in the same time period. The decrease in yield on deposits is due mainly to the lower interest rate environment and repricing of certificates of deposits in the past year.

Interest expense was $3,828 for the six months ended June 30, 2009, down from $4,101 for the six months ended June 30, 2008. Interest expense was $1,871 for the three months ended June 30, 2009, down from $2,020 for the three months ended June 30, 2008.

NONINTEREST INCOME

Noninterest income increased $64 or 4.45% for the six months ended June 30, 2009 compared to the same period of 2008. Noninterest income increased $49 or 6.44% for the three months ended June 30, 2009 compared to the same period of 2008. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees. The increases from the three-month and six-month periods in 2008 were due mainly to 180.30% and 201.06% increases, respectively, in mortgage loan fees between 2008 and 2009, partially offset by decreases in commissions and other fees in the same time periods.

NONINTEREST EXPENSE

Noninterest expense increased $801 or 17.15% for the six months ended June 30, 2009 compared to the same period of 2008. Noninterest expense increased $441 or 18.50% for the three months ended June 30, 2009 compared to the same period of 2008. The increase in noninterest expense for the three and six-month periods is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs and a significant increase in FDIC premiums and assessments, including a $150 special assessment expensed in the second quarter. The special assessment was charged to all FDIC member banks by the FDIC based on 5 basis points of totals assets minus Tier 1 capital calculated as of June 30, 2009. The special assessment was imposed to replenish the FDIC Deposit Insurance Fund, and the FDIC has indicated that an additional special assessment later in 2009 is probable.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $841 in the first six months of 2009 and $67 in the second quarter of 2009 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $3,904 as of June 30, 2009, representing approximately 1.41% of total loans outstanding, compared to an allowance of $3,969 as of December 31, 2008, or 1.40% of total loans outstanding, and $1,896 as of June 30, 2008, or 0.71% of total loans outstanding. The allowance for loan losses has increased as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk of some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of June 30, 2009 to provide for loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2009 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn during 2008 and 2009 has led to an increase in the Company’s non-performing assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. Non-performing assets may increase throughout 2009 as the economy continues to struggle. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” credits and continued counseling of customers to discuss options available to them. Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $3,573 at June 30, 2009 and $2,592 at December 31, 2008. Four foreclosed properties were held as of June 30, 2009 totaling $990 compared to one foreclosed property held on December 31, 2008 totaling $300. Nonaccrual loans were $2,583 at June 30, 2009 and $2,292 at December 31, 2008. Nonaccrual loans at June 30, 2009 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at June 30, 2009.

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 12.23% as of June 30, 2009 and 9.16% as of December 31, 2008. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $64,406 on June 30, 2009. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on June 30, 2009. The Company had no borrowings with the Federal Home Loan Bank at June 30, 2009.

CAPITAL

The Company believes that its financial position at June 30, 2009 reflects liquidity and capital levels adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $24,856 at June 30, 2009 compared to $24,919 at December 31, 2008. At June 30, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.47% compared to 8.52% at December 31, 2008. The Bank’s risk-based Tier 1 capital ratio was 9.84% at June 30, 2009 compared to 9.47% at December 31, 2008 and the Bank’s risk-based total capital ratio was 11.09% compared to 10.72% at December 31, 2008. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

In April 2009, our Board of Directors announced the decision to suspend our quarterly dividend in light of the continuing extraordinary economic downturn. Management believes continued suspension of the dividend is prudent as a strategy to preserve our strong balance sheet and capital position. The cash dividend of $0.10 per share, paid on February 6, 2009 to shareholders of record at the close of business on January 23, 2009 was the most recent dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, primarily sustained improved earnings.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the

Company’s 2008 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2009 equaled $368. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2009, the Company had unused loan commitments of $47,210, including $25,250 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on page 18 herein and “Loans and Allowance for Loan Losses” on page 34 of the Company’s 2008 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our financial statements, see Note 10, “Impact of Recently Issued and Adopted Accounting Standards” of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 4T.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of Pinnacle Bankshares Corporation was held on April 14, 2009.

At the 2009 Annual Meeting, the following persons were elected to serve as Class III directors, to serve until the 2012 Annual Meeting, having received the following votes:

Name	For	Withheld
Carroll E. Shelton	1,277,886	9,325
John L. Waller	1,275,211	12,000
Michael E. Watson	1,275,211	12,000

Also at the 2009 Annual Meeting, the following person was elected to serve as a Class II director, to serve until the 2011 Meeting, having received the following votes:

Name	For	Withheld
Thomas F. Hall	1,274,291	12,920

The following Class I and II directors continued in office after the 2009 Annual Meeting:

Class I Serving until the 2010 Meeting	Class II Serving until the 2011 Meeting

A. Willard Arthur	James E. Burton, IV
John P. Erb	James P. Kent, Jr.
Robert H. Gilliam, Jr.	William F. Overacre
R.B. Hancock, Jr.

Shareholders also voted to amend the Company’s Articles of Incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock and to make a clarifying change, with the following votes received.

For	Against	Abstain	Broker Non-Vote
833,808	190,622	23,604	239,175

No other matters were voted on during the meeting.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S- 8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-QSB filed on May 10, 2004)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 13, 2009)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed January 7, 2009)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION (Registrant)

AUGUST 13, 2009	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer (principal executive officer)

AUGUST 13, 2009	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer (principal financial & accounting officer)