Form 10-Q
period 2009-09-30
PINNACLE BANKSHARES CORP
filed 2009-11-12
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 12, 2009, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

Assets	September 30, 2009 (Unaudited)	December 31, 2008

Cash and cash equivalents (note 2):
Cash and due from banks	$21,812	$6,748
Federal funds sold	2,000	9,178

Total cash and cash equivalents	23,812	15,926

Securities (note 3):
Available-for-sale, at fair value	18,746	11,426
Held-to-maturity, at amortized cost	2,256	2,505
Federal Reserve Bank stock, at cost	105	75
Federal Home Loan Bank stock, at cost	579	728
Loans, net (note 4)	268,397	279,199
Other real estate owned	125	300
Bank premises and equipment, net	7,350	6,646
Accrued interest receivable	1,193	1,215
Other assets	3,195	3,223

Total assets	$325,758	$321,243

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$26,561	$27,731
Savings and NOW accounts	98,608	87,832
Time	170,254	171,670

Total deposits	295,423	287,233

Note payable to Federal Home Loan Bank	—	5,000
Note payable under line of credit	2,000	1,000
Accrued interest payable	699	872
Other liabilities	2,490	2,219

Total liabilities	300,612	296,324

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at September 30, 2009 and 1,485,089 at December 31, 2008	4,455	4,455
Capital surplus	787	787
Retained earnings	21,227	21,102
Accumulated other comprehensive loss	(1,323)	(1,425)

Total stockholders’ equity	25,146	24,919

Total liabilities and stockholders’ equity	$325,758	$321,243

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Interest income:
Interest and fees on loans	$4,185	$4,542
Interest on securities:
U.S. government corporations and agencies	74	77
Corporate	11	17
States and political subdivisions (taxable)	28	51
States and political subdivisions (tax exempt)	44	53
Other	17	13
Interest on federal funds sold	1	14

Total interest income	4,360	4,767

Interest expense:
Interest on deposits:
Savings and NOW accounts	326	298
Time - under $100,000	1,013	1,314
Time - $100,000 and over	482	460
Other interest expense	0	50

Total interest expense	1,821	2,122

Net interest income	2,539	2,645

Provision for loan losses	188	248

Net interest income after provision for loan losses	2,351	2,397

Noninterest income:
Service charges and fees on deposit accounts	416	374
Mortgage loan fees	166	98
Commissions and fees	116	96
Other operating income	169	186

Total noninterest income	867	754

Noninterest expense:
Salaries and employee benefits	1,561	1,396
Occupancy expense	177	169
Furniture and equipment	252	262
Office supplies and printing	68	56
Other operating expenses	822	591

Total noninterest expense	2,880	2,474

Income before income tax expense	338	677

Income tax expense	101	215

Net income	$237	$462

Basic net income per share	$0.16	$0.31
Diluted net income per share	$0.16	$0.31

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Interest income:
Interest and fees on loans	$12,512	$13,188
Interest on securities:
U.S. government corporations and agencies	193	235
Corporate	32	53
States and political subdivisions (taxable)	103	163
States and political subdivisions (tax exempt)	130	164
Other	25	32
Interest on federal funds sold	10	97

Total interest income	13,005	13,932

Interest expense:
Interest on deposits:
Savings and NOW accounts	946	836
Time - under $100,000	3,202	4,015
Time - $100,000 and over	1,497	1,267
Other interest expense	4	105

Total interest expense	5,649	6,223

Net interest income	7,356	7,709

Provision for loan losses	1,029	543

Net interest income after provision for loan losses	6,327	7,166

Noninterest income:
Service charges and fees on deposit accounts	1,129	1,093
Mortgage loan fees	449	192
Commissions and fees	352	353
Other operating income	439	554

Total noninterest income	2,369	2,192

Noninterest expense:
Salaries and employee benefits	4,595	4,069
Occupancy expense	516	464
Furniture and equipment	752	691
Office supplies and printing	210	190
Other operating expenses	2,279	1,731

Total noninterest expense	8,352	7,145

Income before income tax expense	344	2,213

Income tax expense	71	706

Net income	$273	$1,507

Basic net income per share	$0.18	$1.01
Diluted net income per share	$0.18	$1.01

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2007	1,485,089	$4,455	$787	$21,685	$(111)	$26,816

Net income	—	—	—	1,507	—	1,507
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $9	—	—	—	—	(21)	(21)
Cash dividends declared by Bankshares ($0.45 per share)	—	—	—	(667)	—	(667)

Balances, September 30, 2008	1,485,089	$4,455	$787	$22,525	$(132)	$27,635

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net income	—	—	—	273	—	273
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $54	—	—	—	—	102	102
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, September 30, 2009	1,485,089	$4,455	$787	$21,227	$(1,323)	$25,146

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cash flows from operating activities:
Net income	$273	$1,507

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	375	316
Accretion of unearned fees, net	(80)	(30)
Net amortization (accretion) of premiums and discounts on securities	4	1
Provision for loan losses	1,023	543
Net decrease (increase) in:
Accrued interest receivable	22	(2)
Other assets	(59)	(464)
Net increase (decrease) in:
Accrued interest payable	(173)	20
Other liabilities	271	480

Net cash provided by operating activities	1,656	2,371

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,772)	(1,010)
Proceeds from maturities and calls of held-to-maturity securities	250	425
Proceeds from maturities and calls of available-for-sale securities	1,804	3,251
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	800	600
Sale of Federal Home Loan Bank stock	149	450
Purchase of Federal Home Loan Bank Stock	—	(702)
Purchase of Federal Reserve Bank Stock	(30)	—
Collections on loan participations	152	217
Net (increase) decrease in loans made to customers	9,681	(46,600)
Recoveries on loans charged off	233	121
Purchases of bank premises and equipment	(1,079)	(1,058)

Net cash provided by (used in) investing activities	2,188	(44,306)

Cash flows from financing activities:
Net increase (decrease) in demand, savings and NOW deposits	9,606	7,853
Net increase in time deposits	(1,416)	18,934
Advances of note payable to Federal Home Loan Bank	—	15,000
Repayments of note payable to Federal Home Loan Bank	(5,000)	(10,000)
Borrowing under line of credit	1,000	—
Cash dividends paid	(148)	(667)

Net cash provided by financing activities	4,042	31,120

Net (decrease) increase in cash and cash equivalents	7,886	(10,815)

Cash and cash equivalents, beginning of period	15,926	18,344

Cash and cash equivalents, end of period	$23,812	$7,529

See accompanying notes to unaudited consolidated financial statements.

Supplemental Information
Noncash transfers of loans to other real estate owned	$690	$300

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

(1) General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the three months and nine months ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Pinnacle Bankshares Corporation’s 2008 Annual Report to Shareholders and additional information supplied in the 2008 Annual Report on Form 10-K.

The results of operations for the interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2009 and December 31, 2008, are shown in the table below. As of September 30, 2009, securities with amortized costs of $2,070 and fair values of $2,127 were pledged as collateral for public deposits and securities with amortized costs $718 and fair values of $752 were pledged as collateral with the Federal Reserve Bank.

	September 30, 2009
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$10,587	29	(17)	$10,599
Obligations of states and political subdivisions	4,241	127	(1)	4,367
Mortgage-backed securities-government	2,535	125	(1)	2,659
Corporate issues	1,000	11	—	1,011
Other securities	110	—	—	110

Totals	$18,473	292	(19)	$18,746

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$2,256	52	0	$2,308

	December 31, 2008
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$2,031	15	(6)	$2,040
Obligations of states and political subdivisions	4,891	109	(27)	4,973
Mortgage-backed securities-government	3,339	54	(4)	3,389
Corporate issues	999	—	(25)	974
Other securities	50	—	—	50

Totals	$11,310	178	(62)	$11,426

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$2,505	70	—	$2,575

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of September 30, 2009.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $579 at September 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized.

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008	September 30, 2008

Balance at January 1,	$3,969	$1,720	$1,720

Provision for loan losses	1,029	2,881	543

Loans charged off	(1,438)	(805)	(309)

Recoveries	233	173	121

Balance at end of period,	$3,793	$3,969	$2,075

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended September 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$237	1,485,089	$0.16

Effect of dilutive stock options	—	—

Diluted net income per share	$237	1,485,089	$0.16

Three Months Ended September 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$462	1,485,089	$0.31

Effect of dilutive stock options	—	2,773

Diluted net income per share	$462	1,487,862	$0.31

Nine Months Ended September 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$273	1,485,089	$0.18

Effect of dilutive stock options	—	—

Diluted net income per share	$273	1,485,089	$0.18

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

Nine Months Ended September 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$1,507	1,485,089	$1.01

Effect of dilutive stock options	—	3,976

Diluted net income per share	$1,507	1,489,065	$1.01

(6) Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2009	September 30, 2008
Net income	$237	$462
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	54	8

Total comprehensive income	$291	$470

	Nine Months Ended
	September 30, 2009	September 30, 2008
Net income	$273	$1,507
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	102	(21)

Total comprehensive income	$375	$1,486

(7) Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements). ASC 820, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available for sale. All instruments fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for the assets and liabilities. The Company had no Level 1 assets or liabilities on September 30, 2009.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets include goodwill on September 30, 2009. The Company had no Level 3 liabilities on September 30, 2009.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

impaired, management measures impairment in accordance with ASC 310, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $2,082 at September 30, 2009 with a specific loss allowance totaling $235.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets totaling $125 on September 30, 2009.

Goodwill

The Company classifies goodwill as a nonrecurring Level 3 asset. There were no fair value adjustments related to goodwill of $539 at September 30, 2009.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements on September 30, 2009

Description	Total Carrying Amount in the Consolidated Balance Sheet 9/30/2009	Assets/Liabilities Measured at Fair Value 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$18,746	$18,746	—	$18,746	—

(8) Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2008 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$21,812	21,812	6,748	6,748
Federal funds sold	2,000	2,000	9,178	9,178
Securities:
Available-for-sale	18,746	18,746	11,426	11,426
Held-to-maturity	2,256	2,308	2,505	2,575
Federal Reserve Bank stock	105	105	75	75
Federal Home Loan Bank stock	579	579	728	728
Loans, net of unearned income and fees	268,397	272,354	279,199	287,388

Total financial assets	$313,895	317,904	309,859	318,118

Financial liabilities:
Deposits	$295,423	300,649	287,233	291,313
Note payable to Federal Home Loan Bank	—	—	5,000	5,000
Line of credit	2,000	2,000	1,000	1,000

Total financial liabilities	$297,423	302,649	293,233	297,313

(9) Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2009, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Share Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2008	17,000	$14.00-14.75	$14.33	$244
Outstanding at September 30, 2009	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock were reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At September 30, 2009, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $0 in both the first nine months of 2009 and the first nine months of 2008.

(10) Impact of Recently Issued and Adopted Accounting Standards

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

Accounting Principles – a Replacement of FASB Statement No. 162). Upon adoption as of September 30, 2009, ASC 105 is the sole source of authoritative U.S. GAAP recognized by the FASB. ASC 105 does not alter existing U.S. GAAP and its adoption as of September 30, 2009 had no impact on the Company’s consolidated financial position or results of operations.

In March 2008, FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. ASC 815 impacts disclosures only. The Company adopted the provisions of ASC 815 in the first quarter of 2009, and the adoption had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued the following statements (formerly, Financial Staff Positions (“FSPs”)) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820, Fair Value Measurements and Disclosures (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 are effective for the Company’s interim period ended June 30, 2009. The Company’s adoption of ASC 820 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ASC 825, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 are effective for the Company’s interim period ended June 30, 2009. As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, the Company’s adoption of ASC 825 did not affect the Company’s consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(In thousands of dollars, except share and per share data)

ASC 320, Debt and Equity Securities (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. The provisions of ASC 320 are effective for the Company’s interim period ended June 30, 2009. The Company’s adoption of ASC 320 did not affect the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As of November 12, 2009, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

(11) Subsequent Events

The Company evaluated all subsequent events for potential recognition and disclosure through November 12, 2009, the date of the filing of this Form 10-Q.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business and economic conditions and in the financial markets; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”); Federal Deposit Insurance Corporation (“FDIC”) assessments and premiums; the quality or composition of the loan and/or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses during the current economic climate. Continued difficulties in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in 2008 and 2009 have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at September 30, 2009 were $325,758, up 1.41% from $321,243 at December 31, 2008. The principal components of the Company’s assets at the end of the period were $268,397 in net loans, $23,812 in cash and cash equivalents and $21,002 in securities. During the nine-month period ended September 30, 2009, net loans decreased 3.87% or $10,802 from $279,199 at December 31, 2008. The Company’s lending activities are a principal source of its income. Also during the nine-month period, securities increased 50.76% or $7,071 from December 31, 2008. The Company may continue to see an increase in its security portfolio as it invests its excess funds into investment vehicles that yield higher rates than yield on federal funds.

Total liabilities at September 30, 2009 were $300,612, up 1.45% from $296,324 at December 31, 2008, as a result of an increase in savings and NOW accounts of $10,776 or 12.27%, which was partially offset by a decrease in time deposits of $1,416 or 0.82% and a decrease in demand deposits of $1,170 or 4.22% from December 31, 2008. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2009 was $25,146, including $21,227 in retained earnings and $1,323 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2008, total stockholders’ equity was $24,919.

The Company had net income of $273 for the nine months ended September 30, 2009, compared with net income of $1,507 for the nine months ended September 30, 2008. The Company had net income of $237 for the three months ended September 30, 2009, compared with net income of $462 the three months ended September 30, 2008. The decrease in net income for the nine month period was primarily due to a $486 increase in the provision for loan losses, a $1,207 increase in noninterest expense and compression of the Company’s net interest margin. The decrease in net income for the three month period was primarily due to a $406 increase in noninterest expense and compression of the Company’s net interest margin. Management expects to see improvement in the net interest margin as cost of fund earning assets is expected to decrease more than the yield on earning assets over the next year.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.11% for the nine months ended September 30, 2009, down from 0.68% for the same period of 2008. Another key indicator of performance, the return on average equity (“ROE”), for the nine months ended September 30, 2009 was 1.46%, down from 7.37% for the nine months ended September 30, 2008.

The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $7,356 for the nine months ended September 30, 2009 compared to $7,709 for the nine months ended September 30, 2008 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $2,539 for the three months ended September 30, 2009 compared to $ 2,645 for the three months ended September 30, 2008. The net interest margin decreased to 3.21% for the nine months ended September 30, 2009, from 3.71% for the nine months ended September 30, 2008, although the net interest margin increased in the third quarter of 2009 to 3.29% as compared to 3.21% in the second quarter of 2009 as the cost fund earning assets decreased.

Interest income from loans, securities and federal funds sold decreased 6.65% and 8.53% for the nine and three months ended September 30, 2009, respectively, compared to the same periods of 2008 as net loan volume decreased by $10,089 since September 30, 2008 while the yield on interest-earning assets decreased by 80 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest environment resulting in lower yields in both the loan and investment portfolios. Reduced loan demand has caused an increase in cash balances which in the current rate environment are earning substantially lower levels of interest compared to the prior year.

Interest and fees on loans was $12,512 for the nine-month period ended September 30, 2009, down from $13,188 for the same period in 2008. Interest and fees on loans was $4,185 for the three-month period ended September 30, 2009, down from $4,542 for the same period in 2008. Interest from securities and federal funds sold was $493 for the nine months ended September 30, 2009, down from $744 for the nine months ended September 30, 2008. Interest from securities and federal funds sold was $175 for the three months ended September 30, 2009, down from $225 for the three months ended September 30, 2008. The decreases in interest from securities and federal funds sold from the nine-month and three-month periods in 2008 were mainly due to a decrease in rates paid on federal funds sold.

Interest expense decreased 9.22% for the nine months ended September 30, 2009 and decreased 14.18% for the three months ended September 30, 2009, compared to the same periods of 2008. Deposits have increased by $16,771 in the past twelve months; however, the cost to fund earning assets has fallen by 59 basis points in the same time period. The decrease in the cost to fund earning assets is due mainly to the lower interest rate environment and repricing of certificates of deposit in the past year.

Interest expense was $5,649 for the nine months ended September 30, 2009, down from $6,223 for the nine months ended September 30, 2008. Interest expense was $1,821 for the three months ended September 30, 2009, down from $2,122 for the three months ended September 30, 2008.

NONINTEREST INCOME

Noninterest income increased $177 or 8.07% for the nine months ended September 30, 2009 compared to the same period of 2008. Noninterest income increased $113 or 14.99% for the three months ended September 30, 2009 compared to the same period of 2008. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees. The increases from the nine-month and three-month periods in 2008 were due mainly to 133.85% and 69.39% increases, respectively, in fees on sales of mortgage loans between 2009 and 2008.

NONINTEREST EXPENSE

Noninterest expense increased $1,207 or 16.89% for the nine months ended September 30, 2009 compared to the same period of 2008. Noninterest expense increased $406 or 16.41% for the three months ended September 30, 2009 compared to the same period of 2008. The increase in noninterest expense for the nine and three-month periods is attributed primarily to the effect of overall growth of the Company on personnel expenses and fixed asset costs and a significant increase in FDIC premiums and special assessments. The special assessment expensed in the second quarter of 2009 was charged to all FDIC member banks by the FDIC in the amount of 5 basis points of total assets minus Tier 1 capital calculated as of June 30, 2009. The special assessment was imposed to replenish the FDIC Deposit Insurance Fund.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $1,029 in the first nine months of 2009 and $188 in the third quarter of 2009 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $3,793 as of September 30, 2009, representing approximately 1.39% of total loans outstanding, compared to an allowance of $3,969 as of December 31, 2008, or 1.40% of total loans outstanding, and $2,075 as of September 30, 2008, or 0.74% of total loans outstanding. The allowance for loan losses has increased as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk of some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of September 30, 2009 to provide for loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2009 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn during 2008 and 2009 has led to an increase in the Company’s non-performing assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. Non-performing assets may increase during the remainder of 2009, as the economy continues to struggle. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” credits and continued counseling of customers to discuss options available to them. Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $2,207 at September 30, 2009 and $2,592 at December 31, 2008. One foreclosed property was held as of September 30, 2009 totaling $125 compared to one foreclosed property held on December 31, 2008 totaling $300. Nonaccrual loans were $2,082 at September 30, 2009 and $2,292 at December 31, 2008. Nonaccrual loans at September 30, 2009 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans equaled nonaccrual loans at September 30, 2009.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights

	9/30/2009	6/30/2009	12/31/2008	9/30/2008
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
Nonperforming Loans to Total Loans	0.76%	0.93%	0.81%	0.71%

Allowance for Loan Losses to Total Loans	1.39%	1.41%	1.40%	0.74%

Allowance for Loan Losses to Nonperforming Loans	182.18%	151.14%	173.17%	104.01%

Nonperforming Loans	$2,082	$2,583	$2,292	$1,995

Other Real Estate Owned (OREO)	125	990	300	0

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 13.55% as of September 30, 2009 and 9.16% as of December 31, 2008. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $64,463 on September 30, 2009. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on September 30, 2009. The Company had no borrowings with the Federal Home Loan Bank at September 30, 2009.

CAPITAL

The Company believes that its financial position at September 30, 2009 reflects liquidity and capital levels adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $25,146 at September 30, 2009 compared to $24,919 at December 31, 2008. At September 30, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.52% compared to 8.52% at December 31, 2008. The Bank’s risk-based Tier 1 capital ratio was 10.15% at September 30, 2009 compared to 9.47% at December 31, 2008 and the Bank’s risk-based total capital ratio was 11.40% compared to 10.72% at December 31, 2008. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s 2008 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2009 equaled $382. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2009, the Company had unused loan commitments of $44,888, including $23,562 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on page 23 herein and “Loans and Allowance for Loan Losses” on page 34 of the Company’s 2008 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our financial statements, see Note 10, “Impact of Recently Issued and Adopted Accounting Standards” of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4T.	CONTROLS AND PROCEDURES

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

PINNACLE BANKSHARES CORPORATION
(Registrant)

November 12, 2009	/S/ ROBERT H. GILLIAM, JR.
Date	Robert H. Gilliam, Jr.,
President and Chief Executive Officer
(principal executive officer)

November 12, 2009	/S/ BRYAN M. LEMLEY
Date	Bryan M. Lemley,
Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)