Form 10-K
period 2009-12-31
PINNACLE BANKSHARES CORP
filed 2010-03-26
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1832714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Broad Street, Altavista, Virginia	24517-1830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (434) 369-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $3.00

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2009 was $10,544,132.

There were 1,485,089 shares of common stock of the issuer outstanding as of March 27, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 13, 2010 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2009 FORM 10-K ANNUAL REPORT

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

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. Three properties valued at $461,000 are being held in other real estate owned as of December 31, 2009.

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

The Company does not depend upon a single customer or industry, the loss of which would have a material adverse effect on the Company’s financial condition. The Company is located in a market rich in industrial and retail diversification.

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2009, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2009, both the Company and the Bank were considered “well capitalized.”

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC amended its risk-based assessment system effective in 2008 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category 1, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also introduced three adjustments that could be made to an institution’s initial base assessment rate, as well as a uniform 7 basis point increase in rates for the first quarter of 2009. The rule for first quarter 2009 assessment rates was adopted as a final rule in December 2008, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. A final rule related to the rest of the proposal was adopted on March 4, 2009 and became effective on April 1, 2009, applying to assessments for the second quarter of 2009 and thereafter. The new rule provides for initial base assessment rates for Risk Category 1 institutions of 12 to 16 basis points, subject to potential base-rate adjustments, including (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 25% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. Taking into account these potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 7 to 24 basis points.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. However, Congress extended the temporary increase in the standard insurance coverage limit to $250,000 until December 31, 2013. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 20, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Company was assessed $149,486, all of which was expensed in 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a 5% annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. On December 30, 2009, the Company prepaid $1,841,966 of FDIC assessments.

Temporary Liquidity Guarantee Program. In November 2008, the FDIC adopted a final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the FDIC’s Deposit Insurance Fund to achieve its goals. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). The Bank is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) between October 14, 2008 and June 30, 2009 will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or December 31, 2012 (extended by subsequent amendment from June 30, 2012), whichever is earlier. The Bank has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. This program has been extended until June 30, 2010 and participating institutions will be assessed an annualized 15 basis points for coverage in 2010. The Bank has customer accounts that qualify for this coverage and has opted to continue its participation until June 30, 2010. The Company has and will continue to incur assessment charges.

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

Future Regulation

Regulatory Restructuring Legislation. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iii) to further limit the ability of banks to engage in transactions with affiliates; and (iv) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of

2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Corporation cannot predict whether or in what form future legislation or regulations may be adopted or the extent to which the Corporation may be affected thereby.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Employees

As of December 31, 2009, the Company had 110 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years

Robert H. Gilliam, Jr. (64)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and President, Chief Executive Officer and Trust Officer of First National Bank since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Carroll E. Shelton (59)	Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of First National Bank since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (38)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Vice President, Cashier and Chief Financial Officer of First National Bank since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained on the inside back cover of the 2009 Annual Report to Shareholders, under the caption “Market for Common Equity and Related Stockholder Matters” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 26 of the 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 32 through 59 of the 2009 Annual Report to Shareholders, are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) to be held on April 13, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 4 through 10 of the 2010 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 11 of the 2010 Proxy Statement under the caption “Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference.

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

The information on Executive Compensation required by this item is contained on pages 15 through 19 of the 2010 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on pages 13 and 14 of the 2010 Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 3 of the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2009 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

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

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 11 through 14 of the 2010 Proxy Statement under the captions “Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 21 of the 2010 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a)(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix I to registrant’s amended registration statement on Form S-4 filed on January 30, 1997)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

13	2009 Annual Report to Shareholders

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

Date March 26, 2010	/s/ Robert H. Gilliam, Jr.
Robert H. Gilliam, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Gilliam, Jr.	President, Chief Executive	March 26, 2010
Robert H. Gilliam, Jr.	Officer and Director
(principal executive officer)

/s/ Bryan M. Lemley	Secretary, Treasurer and Chief	March 26, 2010
Bryan M. Lemley	Financial Officer
(principal financial and accounting officer)

/s/ A. Willard Arthur	Director	March 26, 2010
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 26, 2010
James E. Burton, IV

/s/ John P. Erb	Director	March 26, 2010
John P. Erb

/s/ R.B. Hancock, Jr.	Director	March 26, 2010
R.B. Hancock, Jr.

/s/ Thomas F. Hall	Director	March 26, 2010
Thomas F. Hall

/s/ James P. Kent, Jr.	Director	March 26, 2010
James P. Kent, Jr.

/s/ William F. Overacre	Director	March 26, 2010
William F. Overacre

/s/ Carroll E. Shelton	Director	March 26, 2010
Carroll E. Shelton

/s/ John L. Waller	Director	March 26, 2010
John L. Waller

/s/ Michael E. Watson	Director	March 26, 2010
Michael E. Watson