Form 10-Q
period 2010-03-31
PINNACLE BANKSHARES CORP
filed 2010-05-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 13, 2010, 1,485,089 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$33,530	$30,052
Federal funds sold	2,003	2,008

Total cash and cash equivalents	35,533	32,060

Securities (note 3):
Available-for-sale, at fair value	17,242	19,105
Held-to-maturity, at amortized cost	1,051	1,051
Federal Reserve Bank stock, at cost	105	105
Federal Home Loan Bank stock, at cost	579	579
Loans, net (note 4)	264,416	265,904
Bank premises and equipment, net	7,104	7,228
Accrued interest receivable	1,132	1,190
Prepaid FDIC Insurance	1,725	1,842
Other assets	2,976	3,146

Total assets	$331,863	$332,210

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$27,144	32,276
Savings and NOW accounts	110,503	103,445
Time	163,954	166,398

Total deposits	301,601	302,119

Note payable to Federal Home Loan Bank	—	—
Note payable under line of credit	2,000	2,000
Accrued interest payable	564	613
Other liabilities	1,633	1,627

Total liabilities	305,798	306,359

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,485,089 shares at March 31, 2010 and 1,485,089 at December 31, 2009	4,455	4,455
Capital surplus	787	787
Retained earnings	21,489	21,306
Accumulated other comprehensive loss, net	(666)	(697)

Total stockholders’ equity	26,065	25,851

Total liabilities and stockholders’ equity	$331,863	$332,210

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Interest income:
Interest and fees on loans	$3,916	$4,165
Interest on securities:
U.S. Government agencies	86	63
Corporate	3	11
States and political subdivisions (taxable)	35	36
States and political subdivisions (tax exempt)	28	43
Other	15	1
Interest on federal funds sold	1	6

Total interest income	4,084	4,325

Interest expense:
Interest on deposits:
Savings and NOW accounts	323	307
Time - under $100,000	808	1,134
Time - $100,000 and over	390	512
Other interest expense	—	4

Total interest expense	1,521	1,957

Net interest income	2,563	2,368

Provision for loan losses	263	774

Net interest income after provision for loan losses	2,300	1,594

Noninterest income:
Service charges and fees on deposit accounts	344	345
Fees on sales of mortgage loans	75	98
Commissions and fees	125	130
Other operating income	128	119

Total noninterest income	672	692

Noninterest expense:
Salaries and employee benefits	1,471	1,512
Occupancy expense	181	167
Furniture and equipment	256	244
Office supplies and printing	91	76
Other operating expenses	709	648

Total noninterest expense	2,708	2,647

Income (loss) before income tax expense (benefit)	264	(361)

Income tax expense (benefit)	81	(142)

Net income (loss)	183	(219)

Basic net income (loss) per share (note 5)	$0.12	$(0.15)

Diluted net income (loss) per share (note 5)	$0.12	$(0.15)

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net loss	—	—	—	(219)	—	(219)
Change in net unrealized losses on available-for-sale securities, net of deferred income tax expense of $32	—	—	—	—	63	63
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, March 31, 2009	1,485,089	$4,455	$787	$20,735	$(1,362)	$24,615

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	183	—	183
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $15	—	—	—	—	31	31

Balances, March 31, 2010	1,485,089	$4,455	$787	$21,489	$(666)	$26,065

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cash flows from operating activities:
Net income (loss)	$183	$(219)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of bank premises and equipment	128	117
Accretion of unearned fees, net	(7)	(25)
Net amortization of premiums and discounts on securities	25	—
Provision for loan losses	263	774
Net decrease (increase) in:
Accrued interest receivable	58	65
Other assets	324	(269)
Net increase (decrease) in:
Accrued interest payable	(49)	(69)
Other liabilities	6	63

Net cash provided by operating activities	931	437

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,000)	—
Proceeds from maturities and calls of held-to-maturity securities	—	250
Proceeds from maturities and calls of available-for-sale securities	2,808	523
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	76	205
Sale of Federal Home Loan Bank stock	—	149
Collections on loan participations	—	53
Net decrease in loans made to customers	1,130	2,845
Recoveries on loans charged off	50	34
Purchases of bank premises and equipment	(4)	(833)

Net cash provided by investing activities	3,060	3,226

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	1,926	5,872
Net increase (decrease) in time deposits	(2,444)	1,929
Repayments of note payable to Federal Home Loan Bank	—	(5,000)
Cash dividends paid	—	(148)

Net cash provided by (used in) financing activities	(518)	2,653

Net increase in cash and cash equivalents	3,473	6,316

Cash and cash equivalents, beginning of period	32,060	15,926

Cash and cash equivalents, end of period	$35,533	$22,242

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2010 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2010 and the results of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders and additional information supplied in the 2009 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2010 and December 31, 2009, are shown in the table below. As of March 31, 2010, securities with amortized costs of $2,330 and fair values of $2,418 were pledged as collateral for public deposits and securities with amortized costs $667 and fair values of $698 were pledged as collateral with the Federal Reserve Bank.

	March 31, 2010
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$11,479	69	(13)	$11,535
Obligations of states and political subdivisions	3,949	152	(5)	4,096
Mortgage-backed securities-government	1,436	65	—	1,501
Other securities	110	—	—	110

Totals	$16,974	286	(18)	$17,242

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$1,051	34	—	$1,085

	December 31, 2009
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$11,532	66	(18)	$11,580
Obligations of states and political subdivisions	4,728	128	(17)	4,839
Mortgage-backed securities- government	1,514	59	—	1,573
Corporate issues	1,000	3	—	1,003
Other securities	110	—	—	110

Totals	$18,884	256	(35)	$19,105

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$1,051	27	—	$1,078

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than- temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of March 31, 2010.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $579 at March 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009, and for the year ended December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009	March 31, 2009

Balance at January 1,	$3,723	$3,969	$3,969

Provision for loan losses	263	1,530	774

Loans charged off	(265)	(2,057)	(733)

Recoveries	50	281	34

Balance at end of period,	$3,771	$3,723	$4,044

(5)	Net Income (Loss) Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods indicated:

Three Months Ended March 31, 2010	Net Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$183	1,485,089	$.12

Effect of dilutive stock options	—	—

Diluted net loss per share	$183	1,485,089	$.12

Three Months Ended March 31, 2009

Basic net (loss)per share	$(219)	1,485,089	$(0.15)

Effect of dilutive stock options	—	—

Diluted net income per share	$(219)	1,485,089	$(0.15)

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income(loss)	$183	$(219)
Change in net unrealized gains on available-for sale securities, net of deferred income taxes	31	63

Total comprehensive income	$214	$(156)

(7)	Fair Value Measurement

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

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value are securities available for sale. All instruments fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for identical assets and liabilities. The Company had no Level 1 assets or liabilities on March 31, 2010.

Level 2 – Valuations for assets and liabilities are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities or other observable inputs. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U.S. government corporation and agency obligations, state and municipal bonds, mortgage-backed securities and corporate debt obligations.

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets include goodwill on March 31, 2010. The Company had no Level 3 liabilities on March 31, 2010.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available, and would in such case be included as a Level 1 asset. The Company currently carries no Level 1 securities. If quoted prices are not available, valuations are obtained from readily available pricing sources from independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets. These would be classified as Level 2 assets. The Company’s entire available-for-sale securities portfolio is classified as Level 2 securities. The Company currently carries no Level 3 securities for which fair value would be determined using unobservable inputs.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Impairment of a Loan (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset.

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

Goodwill

The Company classifies goodwill as a nonrecurring Level 3 asset. There were no fair value adjustments related to goodwill of $539 at March 31, 2010.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring or nonrecurring basis:

			Fair Value Measurements on March 31, 2010
Description	Total Carrying Amount in the Consolidated Balance Sheet 3/31/2010	Assets/Liabilities Measured at Fair Value 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$17,242	$17,242	NA	$17,242	NA
Impaired loans	$3,494	$3,494	NA	NA	$3,494
Foreclosed assets	$483	$483	NA	NA	$483

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2009 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$33,530	33,530	30,052	30,052
Federal funds sold	2,003	2,003	2,008	2,008
Securities:
Available-for-sale	17,242	17,242	19,105	19,105
Held-to-maturity	1,051	1,085	1,051	1,078
Federal Reserve Bank stock	105	105	105	105
Federal Home Loan Bank stock	579	579	579	579
Loans, net of unearned income and fees	268,187	272,892	269,627	274,623

Total financial assets	$322,697	327,436	322,527	327,550

Financial liabilities:
Deposits	$301,601	306,186	302,119	306,987
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$303,601	308,186	304,119	308,987

(9)	Stock Options

The Company has two incentive stock option plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2010, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option information follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2009	17,000	$14.00 -14.75	$14.33	$244
Outstanding at March 31, 2010	17,000	$14.00 -14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which Bankshares’ Board of Directors may grant stock options and other wards to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. On February 9, 2010, Bankshares’ Board of Directors amended the 2004 Plan to expand the types of awards that can be granted under the plan. The 2004 Plan authorizes grants of options to purchase up to 100,000 shares of the Company’s authorized but unissued common stock. Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At March 31, 2010, no options had been granted under the 2004 Plan and all 100,000 shares were available for grant under the 2004 Plan.

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. Under ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $0 in both the first three months of 2010 and the first three months of 2009.

(10)	Impact of Recently Issued and Adopted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in ASC 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amended guidance in ASC 820 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is evaluating the impact the amended guidance in ASU 2010-06 will have on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to amend the existing guidance in ASC 820 for measuring the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value (“NAV”) per share or its equivalent. As a practical expedient, the amendments in ASU 2009-12 permit, but do not require, a reporting entity to measure the fair value of an investment in an investee within the scope of the amendments in the ASU based on the investee’s NAV per share or its equivalent. The amended guidance in ASC 820 is effective for interim and annual periods ending after December 15, 2009. The amended guidance in ASU 2009-12 had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820 to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 26, 2009. The amended guidance in ASU 2009-05 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. This Statement was incorporated into ASC 105 and became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. ASC 105 became effective for the quarterly period ended September 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. This Statement was incorporated into ASC 860 and removes the concept of qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Statement is effective for annual reporting periods beginning after November 15, 2009 and interim and annual reporting periods thereafter. Adoption had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement was incorporated into ASC 855 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. In connection with the adoption of ASC 855, the Company evaluated all subsequent events through May 13, 2010 and has disclosed all material subsequent events in Note 11 “Subsequent Events”.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP was incorporated into ASC 820 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate the transaction is not orderly. Provisions of this FSP incorporated into ASC 820 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP was incorporated into ASC 320 and amends the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Provisions of this FSP incorporated into ASC 320 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.

As of May 13, 2010, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

(11)	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated all subsequent events for potential recognition and disclosure through May 13, 2010, the date of the filing of this Form 10-Q and did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands of dollars, except as otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the more detailed information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values, especially in the real estate market; general economic conditions including continued deterioration in general business and economic conditions and in the financial markets; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate, including the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”), the American Recovery and Reinvestment Act of 2009 (the “ARRA”) or other laws; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses during the current economic climate. Continued difficulties in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2010 were $331,863 down 0.10% from $332,210 at December 31, 2009. The principal components of the Company’s assets at the end of the period were $264,416 in net loans and $18,293 in securities. During the three-month period ended March 31, 2010, net loans decreased 0.56% or $1,488 from $265,904 at December 31, 2009. Also during the three-month period, securities decreased 9.24% or $1,863 from December 31, 2009 as securities matured.

Total liabilities at March 31, 2010 were $305,798, down 0.18% from $306,359 at December 31, 2009, as a result of an increase in savings and NOW accounts of $7,058 or 6.82% offset by a decrease in time deposits of $2,444 or 1.47% and a decrease in demand deposits of $5,132 or 15.90% from December 31, 2009. The decrease in demand deposits was a result of normal customer transfers between demand deposit and savings and Now accounts. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2010 was $26,065 including $21,489 in retained earnings and $666 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2009, total stockholders’ equity was $25,851.

The Company’s lending activities are a principal source of its income. The Company had net income of $183 for the three months ended March 31, 2010, compared with a net loss of $219 for the comparable period in 2009. This improvement in net income was primarily due to a $511 decrease in the provision for loan losses and a $195 increase in net interest income due to expansion of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was 0.22% for the three months ended March 31, 2010, up from (0.27)% for the same period of 2009. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2010 was 2.82%, up from (3.54)% for the three months ended March 31, 2009.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,563 for the three months ended March 31, 2010 compared to $2,368 for the three months ended March 31, 2009 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin increased to 3.38% for the three months ended March 31, 2010, from 3.17% for the three months ended March 31, 2009. Rates paid to fund earning assets have fallen faster than yields on earning assets in the past year.

Interest income on loans and securities decreased 5.57% in the first quarter of 2010 compared to the first quarter of 2009 as net loan volume decreased by $10,766 since March 31, 2009 and yield on loans and securities decreased by 38 basis points in the same time period. Interest income was $4,084 for the three-month period ended March 31, 2010, down from $4,325 for the same period in 2009.

Interest expense decreased 22.28% in the first quarter of 2010 compared to the first quarter of 2009. Deposits have increased by $6,567 in the past twelve months; however, the rate paid to fund earning assets has fallen by 59 basis points in the same time period.

NONINTEREST INCOME

Noninterest income decreased $20 or 2.89% for the three-month period ended March 31, 2010 compared to the same period of 2009. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The decrease from 2009 was due mainly to a $23 or 23.47% decrease in fees on sales of mortgage loans, which represents the smallest component of noninterest income.

NONINTEREST EXPENSE

Noninterest expense increased $61 or 2.30% for the three-month period ended March 31, 2010 compared to the same period of 2009. The increase in noninterest expense for the three-month period is attributed primarily to the $74 increase in FDIC premiums and expenses associated with our Rustburg branch opened in February 2009. The increases in noninterest expenses were partially offset by a $41 decrease in salary and employee benefits due to fewer employees and lower costs to fund retirement benefits.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $263 in the first three months of 2010 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $3,771 as of March 31, 2010, representing approximately 1.41% of total loans outstanding, compared to an allowance of $3,723 as of December 31, 2009, or 1.38% of total loans outstanding, and $4,044 as of March 31, 2009, or 1.45% of total loans outstanding. The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk of some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of March 31, 2010 to provide for loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2010 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NONPERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in 2008 has led to an increase in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,245 at March 31, 2010 and $4,478 at December 31, 2009. Five foreclosed properties were held as of March 31, 2010 totaling $483 compared to three foreclosed properties held on December 31, 2009 totaling $461. Nonaccrual loans were $3,494 at March 31, 2010 and $2,619 at December 31, 2009. Nonaccrual loans at March 31, 2010 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. All impaired loans were also nonaccrual loans at March 31, 2010.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights
	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming Loans to Total Loans	2.52%	1.49%	2.21%

Allowance for Loan Losses to Total Loans	1.41%	1.38%	1.45%

Allowance for Loan Losses to Nonperforming Loans	55.77%	92.68%	65.67%

Nonperforming Loans	$6,762	$4,017	$6,158

Other Real Estate Owned	483	461	645

Allowance for Loan Losses	3,771	3,723	4,044

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 16.75% as of March 31, 2010 and 16.37% as of December 31, 2009. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,330 on March 31, 2010. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on March 31, 2010 and December 31, 2009. The Company had no borrowings with the Federal Home Loan Bank at March 31, 2010.

CAPITAL

The Company believes that its financial position at March 31, 2010 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $26,065 at March 31, 2010 compared to $25,851 at December 31, 2009. At March 31, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.41% compared to 8.04% at December 31, 2009. The Bank’s risk-based Tier 1 capital ratio was 10.19% at March 31, 2010 compared to 9.50% at December 31, 2009 and the Bank’s risk-based total capital ratio was 11.44% compared to 10.75% at December 31, 2009. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in the Company’s 2009 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2010 equaled $1,160. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2010, the Company had unused loan commitments of $53,102, including $25,779 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions under “Allowance and Provision for Loan Losses” on pages 20 and 21 herein and “Loans and Allowance for Loan Losses” on page 33 of the Company’s 2009 Annual Report to Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our consolidated financial statements, see Note 10, “Impact of Recently Issued and Adopted Accounting Standards” of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as ammended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 13, 2010	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

MAY 13, 2010	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer (principal financial & accounting officer)