Form 10-Q
period 2010-06-30
PINNACLE BANKSHARES CORP
filed 2010-08-13
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

At August 13, 2010, 1,495,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$36,018	$30,052
Federal funds sold	2,002	2,008

Total cash and cash equivalents	38,020	32,060

Securities (note 3):
Available-for-sale, at fair value	18,215	19,105
Held-to-maturity, at amortized cost	3,758	1,051
Federal Reserve Bank stock, at cost	135	105
Federal Home Loan Bank stock, at cost	579	579
Loans, net (note 4)	261,002	265,904
Other real estate owned	465	461
Bank premises and equipment, net	6,998	7,228
Accrued interest receivable	1,099	1,190
Prepaid FDIC Insurance	1,604	1,842
Other assets	2,733	2,685

Total assets	$334,608	$332,210

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$29,749	$32,276
Savings and NOW accounts	112,839	103,445
Time	161,475	166,398

Total deposits	304,063	302,119

Note payable under line of credit	2,000	2,000
Accrued interest payable	545	613
Other liabilities	1,761	1,627

Total liabilities	308,369	306,359

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,495,589 shares at June 30, 2010 and 1,485,089 at December 31, 2009	4,457	4,455
Capital surplus	803	787
Retained earnings	21,556	21,306
Accumulated other comprehensive loss, net	(577)	(697)

Total stockholders’ equity	26,239	25,851

Total liabilities and stockholders’ equity	$334,608	$332,210

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Interest income:
Interest and fees on loans	$3,908	$4,162
Interest on securities:
U.S. government corporations and agencies	105	56
Corporate	—	10
States and political subdivisions (taxable)	49	39
States and political subdivisions (tax exempt)	22	43
Other	22	7
Interest on federal funds sold	1	3

Total interest income	4,107	4,320

Interest expense:
Interest on deposits:
Savings and NOW accounts	346	313
Time - under $100,000	786	1,055
Time - $100,000 and over	373	503

Total interest expense	1,505	1,871

Net interest income	2,602	2,449

Provision for loan losses	509	67

Net interest income after provision for loan losses	2,093	2,382

Noninterest income:
Service charges and fees on deposit accounts	373	368
Mortgage loan fees	81	185
Commissions and fees	112	106
Other operating income	148	151

Total noninterest income	714	810

Noninterest expense:
Salaries and employee benefits	1,455	1,522
Occupancy expense	175	172
Furniture and equipment	247	256
Office supplies and printing	73	66
Other operating expenses	761	809

Total noninterest expense	2,711	2,825

Income before income tax expense	96	367

Income tax expense	29	112

Net income	$67	$255

Basic net income per share	$0.05	$0.17
Diluted net income per share	$0.05	$0.17

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Interest income:
Interest and fees on loans	$7,824	$8,327
Interest on securities:
U.S. government corporations and agencies	191	119
Corporate	3	21
States and political subdivisions (taxable)	84	75
States and political subdivisions (tax exempt)	50	86
Other	37	8
Interest on federal funds sold	2	9

Total interest income	8,191	8,645

Interest expense:
Interest on deposits:
Savings and NOW accounts	669	620
Time - under $100,000	1,594	2,189
Time - $100,000 and over	763	1,015
Other interest expense	—	4

Total interest expense	3,026	3,828

Net interest income	5,165	4,817

Provision for loan losses	772	841

Net interest income after provision for loan losses	4,393	3,976

Noninterest income:
Service charges and fees on deposit accounts	717	713
Mortgage loan fees	156	283
Commissions and fees	237	236
Other operating income	276	270

Total noninterest income	1,386	1,502

Noninterest expense:
Salaries and employee benefits	2,926	3,034
Occupancy expense	356	339
Furniture and equipment	503	500
Office supplies and printing	164	142
Other operating expenses	1,470	1,457

Total noninterest expense	5,419	5,472

Income before income tax expense	360	6

Income tax expense (benefit)	110	(30)

Net income	250	36

Basic net income per share	$0.17	$0.02
Diluted net income per share	$0.17	$0.02

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(Amounts in thousands of dollars, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net income	—	—	—	36	—	36
Change in net unrealized gains on available-for-sale securities, net of deferred income tax benefit of $25	—	—	—	—	49	49
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, June 30, 2009	1,485,089	$4,455	$787	$20,990	$(1,376)	$24,856

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	250	—	250
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $60	—	—	—	—	120	120
Issuance of restricted stock and related expense	10,500	2	4			6
Stock option expense			12			12

Balances, June 30, 2010	$1,495,589	$4,457	$803	$21,556	$(577)	$26,239

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cash flows from operating activities:
Net income	$250	$36

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	256	243
Accretion of unearned fees, net	(20)	(58)
Net amortization (accretion) of premiums and discounts on securities	39	(3)
Provision for loan losses	772	841
Accrual of stock option vesting	6	—
Net decrease (increase) in:
Accrued interest receivable	91	107
Other assets	182	(216)
Net increase (decrease) in:
Accrued interest payable	(68)	(119)
Other liabilities	135	148

Net cash provided by operating activities	1,643	979

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,000)	(1,161)
Purchases of held-to-maturity securities	(2,707)	—
Proceeds from maturities and calls of held-to-maturity securities	—	250
Proceeds from maturities and calls of available-for-sale securities	6,889	799
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	158	548
Sale of Federal Home Loan Bank stock	—	149
Purchase of Federal Reserve Bank stock	(30)	(30)
Collections on loan participations	—	99
Net decrease in loans made to customers	3,967	4,723
Recoveries on loans charged off	110	191
Purchases of bank premises and equipment	(26)	(947)

Net cash provided by investing activities	2,361	4,621

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	6,867	7,644
Net increase (decrease) in time deposits	(4,923)	1,551
Repayments of note payable to Federal Home Loan Bank	—	(5,000)
Borrowing under line of credit	—	1,000
Proceeds from the issuance of common stock	12	—
Cash dividends paid	—	(148)

Net cash provided by financing activities	1,956	5,047

Net increase in cash and cash equivalents	5,960	10,647

Cash and cash equivalents, beginning of period	32,060	15,926

Cash and cash equivalents, end of period	$38,020	$26,573

Supplemental Information
Noncash transfers of loans to other real estate owned	$4	$690

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2010 (Unaudited)

(In thousands of dollars, except share and per share data)

(1)	General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six-month periods ended June 30, 2010 and 2009.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2009 Annual Report to Shareholders and additional information supplied in the 2009 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2010 and December 31, 2009, are shown in the table below. As of June 30, 2010,

securities with amortized costs of $2,331 and fair values of $2,418 were pledged as collateral for public deposits and securities with amortized costs $635 and fair values of $676 were pledged as collateral with the Federal Reserve.

	June 30, 2010
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$12,954	203	(1)	$13,156
Obligations of states and political subdivisions	3,380	135	—	3,515
Mortgage-backed securities- government	1,354	80	—	1,434
Other securities	110	—	—	110

Totals	$17,798	418	(1)	$18,215

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$1,000	5	—	$1,005

Obligations of states and political subdivisions	$2,758	42	—	$2,800

Totals	$3,758	47	—	$3,805

	December 31, 2009
Available-for-Sale:	Amortized Costs	Gros Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$11,532	66	(18)	$11,580
Obligations of states and political subdivisions	4,728	128	(17)	4,839
Mortgage-backed securities- government	1,514	59	—	1,573
Corporate issues	1,000	3	—	1,003
Other securities	110	—	—	110

Totals	$18,884	256	(35)	$19,105

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$1,051	27	—	$1,078

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of June 30, 2010.

The Company’s investment in Federal Home Loan Bank(“FHLB”)stock equaled $579 at June 30, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock beginning in 2009, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009, and for the year ended December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009	June 30, 2009

Balance at January 1,	$3,723	$3,969	$3,969

Provision for loan losses	772	1,530	841

Loans charged off	(802)	(2,057)	(1,097)

Recoveries	111	281	191

Balance at end of period	$3,804	$3,723	$3,904

(5)	Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended June 30, 2010	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$67	1,492,127	$0.05

Effect of dilutive stock options	—	—

Diluted net income per share	$67	1,492,127	$0.05

Three Months Ended June 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$255	1,485,089	$0.17

Effect of dilutive stock options	—	—

Diluted net income per share	$255	1,485,089	$0.17

Six Months Ended June 30, 2010	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$250	1,488,628	$0.17

Effect of dilutive stock options	—	—

Diluted net income per share	$250	1,488,628	$0.17

Six Months Ended June 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$36	1,485,089	$0.02

Effect of dilutive stock options	—	—

Diluted net income per share	$36	1,485,089	$0.02

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income	$67	$255
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	31	(14)

Total comprehensive income	$98	$241

	Six Months Ended
	June 30, 2010	June 30, 2009
Net income	$250	$36
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	120	49

Total comprehensive income	$370	$85

(7)	Fair Value Measurement

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for identical assets and liabilities. The Company had no Level 1 assets or liabilities on June 30, 2010.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets include goodwill on June 30, 2010. The Company had no Level 3 liabilities on June 30, 2010.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Impairment of a Loan (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset.

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

Goodwill

The Company classifies goodwill as a nonrecurring Level 3 asset. There were no fair value adjustments related to goodwill of $539 at June 30, 2010.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring or nonrecurring basis:

Fair Value Measurements on June 30, 2010

Description	Total Carrying Amount in the Consolidated Balance Sheet 6/30/2010	Assets/Liabilities Measured at Fair Value 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available- for-sale securities	$18,215	$18,215	NA	$18,215	NA
Impaired loans	$6,783	$6,783	NA	NA	$6,783
Foreclosed assets	$465	$465	NA	NA	$465

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Bankshares’ 2009 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$36,018	36,018	30,052	30,052
Federal funds sold	2,002	2,002	2,008	2,008
Securities:
Available-for-sale	18,215	18,215	19,105	19,105
Held-to-maturity	3,758	3,805	1,051	1,078
Federal Reserve Bank stock	135	135	105	105
Federal Home Loan Bank stock	579	579	579	579
Loans, net of unearned income and fees	264,806	267,905	269,627	274,623

Total financial assets	$325,513	328,659	322,527	327,550

Financial liabilities:
Deposits	$304,063	308,325	302,119	306,987
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$306,063	310,325	304,119	308,987

(9)	Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2010, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2009	17,000	$14.00-14.75	$14.33	$244
Outstanding at June 30, 2010	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which Bankshares’ Board of Directors may grant stock options and other equity awards to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. On February 9, 2010, Bankshares’ Board of Directors amended the 2004 Plan to expand the types of awards that can be granted under the plan. The 2004 Plan authorizes the issuance of up to 100,000 shares of the Company’s authorized but unissued common stock through awards of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards.

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At June 30, 2010, 10,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 52,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2009	0	$0	$0	$0
Outstanding at June 30, 2010	37,500	$9.00-9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	0	$0
Outstanding at June 30, 2010	10,500	$9.00

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. Under ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $18 in both the first six months of 2010 and the second quarter of 2010.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This Statement was incorporated into ASC 105 and became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange

Commission (“SEC”) under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 became effective for the quarterly period ended September 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement was incorporated into ASC 855 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. In connection with the adoption of ASC 855, the Company evaluated all subsequent events through August 13, 2010 and has disclosed all material subsequent events in Note 11 “Subsequent Events”.

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

As of August 13, 2010, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

(11)	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated all subsequent events for potential recognition and disclosure through August 13, 2010, the date of the filing of this Form 10-Q and did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are not statements of historical fact and, are based on assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Forward-looking statements in this report include, without limitation, statements regarding asset quality, adequacy of the allowance for loan losses, adequacy of liquidity and capital levels, and expectations regarding the future economic and employment environment. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated in such statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business conditions and in the financial markets; unemployment levels; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate, including the effect the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder may have on the Company; regulatory compliance costs; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; the level of net loan charge-offs and adequacy of the allowance for loan losses; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management's beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses during the difficult economic climate of 2008, 2009 and so far in 2010. Continued difficulties in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect the Company’s business and financial performance. It also is not clear what effects the Dodd-Frank Act and related regulations or other, future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Company’s business and financial performance.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2010 were $334,608, up 0.72% from $332,210 at December 31, 2009. The principal components of the Company’s assets at the end of the period were $261,002 in net loans and $21,973 in securities. During the six-month period ended June 30,

2010, net loans decreased 1.84% or $4,902 from $265,904 at December 31, 2009. Also during the six-month period, securities increased 9.01% or $1,817 from December 31, 2009.

Total liabilities at June 30, 2010 were $308,369, up 0.66% from $306,359 at December 31, 2009, as a result of an increase in savings and NOW accounts of $9,394 or 9.08% offset by a decrease in time deposits of $4,923 or 2.96% and a decrease in demand deposits of $2,527 or 7.83% from December 31, 2009. The decrease in demand deposits was a result of normal customer transfers between demand deposit and savings and NOW accounts. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2010 was $26,239 including $21,556 in retained earnings and $577 of accumulated other comprehensive loss net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2009, total stockholders’ equity was $25,851.

The Company had net income of $250 for the six months ended June 30, 2010, compared with net income of $36 for the six months ended June 30, 2009. The Company had net income of $67 for the three months ended June 30, 2010, compared with net income of $255 the three months ended June 30, 2009. The increase in net income for the six month period was primarily due to a $348 increase in net interest income realized due to better interest margins and a $69 decrease in provision for loan losses. The decrease in net income for the three month period was primarily due to a $442 increase in provision for loan losses.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.15% for the six months ended June 30, 2010, up from 0.02% for the same period of 2009. Another key indicator of performance, the return on average equity (“ROE”), for the six months ended June 30, 2010 was 1.92%, up from 0.29% for the six months ended June 30, 2009. Compared to the first quarter 2010, lower returns in the second quarter were the result of an increase in our loan loss provision, as asset quality in this economic downturn continues to receive our priority attention.

The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $5,165 for the six months ended June 30, 2010 compared to $4,817 for the six months ended June 30, 2009 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $2,602 for the three months ended June 30, 2010 compared to $ 2,449 for the three months ended June 30, 2009.

The net interest margin increased to 3.34% for the six months ended June 30, 2010, from 3.18% for the six months ended June 30, 2009, and was 3.32% versus 3.21% for the second quarter of 2010 and 2009, respectively. Over the past twelve months, rates paid to fund earning assets have fallen at a faster pace than the yield received on earning assets.

Interest income decreased 5.25% and 4.93% for the six and three months ended June 30, 2010, respectively, compared to the same periods of 2009 as net loan volume increased by $11,743 since June 30, 2009 while the yield on interest-earning assets decreased by 40 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest rate environment and an increase in cash earning interest in the Federal Reserve account.

Interest and fees on loans was $7,824 for the six-month period ended June 30, 2010, down from $8,327 for the same period in 2009. Interest and fees on loans was $3,908 for the three-month period ended June 30, 2010, down from $4,162 for the same period in 2009. The decreases were due to a combination of decreases in the loan volume over the past year and the yield. Interest from securities and federal funds sold was $367 for the six months ended June 30, 2010, up from $318 for the six months ended June 30, 2009. Interest from securities and federal funds sold was $199 for the three months ended June 30, 2010, up from $158 for the three months ended June 30, 2009 as volume has increased.

Interest expense decreased 20.95% for the six months ended June 30, 2010 and decreased 19.56% for the three months ended June 30, 2010, compared to the same periods of 2009. Deposits have increased by $7,635 in the past twelve months; however, the rate paid for deposits has fallen by 56 basis points in the same time period. The decrease in cost of deposits is due mainly to the lower interest rate environment and repricing of certificates of deposits in the past year.

Interest expense was $3,026 for the six months ended June 30, 2010, down from $3,828 for the six months ended June 30, 2009. Interest expense was $1,505 for the three months ended June 30, 2010, down from $1,871 for the three months ended June 30, 2009.

NONINTEREST INCOME

Noninterest income decreased $116 or 7.72% for the six months ended June 30, 2010 compared to the same period of 2009. Noninterest income decreased $96 or 11.85% for the three months ended June 30, 2010 compared to the same period of 2009. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees. The decreases from the three-month and six-month periods in 2009 were due mainly to 44.88% and 56.22% decreases, respectively, in mortgage loan fees between 2009 and 2010.

NONINTEREST EXPENSE

Noninterest expense decreased $53 or 0.97% for the six months ended June 30, 2010 compared to the same period of 2009. Noninterest expense decreased $114 or 4.04% for the three months ended June 30, 2010 compared to the same period of 2009. The decrease in noninterest expense for the three and six-month periods is attributed primarily to a $108 and $67 decrease in salaries and employee benefits for the six and three month period ending June 30, 2010, respectively, due to fewer employees and lower cost to fund retirement benefits.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $772 in the first six months of 2010 and $509 in the second quarter of 2010 in recognition of management’s estimate of risks inherent with lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $3,804 as of June 30, 2010, representing approximately 1.44% of total loans outstanding, compared to an allowance of $3,723 as of December 31, 2009, or 1.38% of total loans outstanding, and $3,904 as of June 30, 2009, or 1.41% of total loans outstanding. The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk of some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of June 30, 2010 to provide for loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2010 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NONPERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in 2008 has led to an increase in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,248 at June 30, 2010 and $4,478 at December 31, 2009. Five foreclosed properties were held as of June 30, 2010 totaling $465 compared to three foreclosed properties held on December 31, 2009 totaling $461. Nonaccrual loans were $6,058 at June 30, 2010 and $2,619 at December 31, 2009. Nonaccrual loans at June 30, 2010 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights
	June 30, 2010	December 31, 2009	June 30, 2009

Nonperforming Loans to Total Loans	2.56%	1.49%	0.93%

Allowance for Loan Losses to Total Loans	1.44%	1.38%	1.41%

Allowance for Loan Losses to Nonperforming Loans	56.08%	92.68%	151.14%

Nonperforming Loans	$6,783	$4,017	$2,583

Other Real Estate Owned	465	461	990

Allowance for Loan Losses	3,804	3,723	3,904

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 17.72% as of June 30 31, 2010 and 16.37% as of December 31, 2009. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,280 on June 30, 2010. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on June 30, 2010 and December 31, 2009. The Company had no borrowings with the Federal Home Loan Bank at June 30, 2010.

CAPITAL

The Company believes that its financial position at June 30, 2010 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $26,239 at June 30, 2010 compared to $25,851 at December 31, 2009. At June 30, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.40% compared to 8.04% at December 31, 2009. The Bank’s risk-based Tier 1 capital ratio was 10.19% at June 30, 2010 compared to 9.50% at December 31, 2009 and the Bank’s risk-based total capital ratio was 11.44% compared to 10.75% at December 31, 2009. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2009 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2010 equaled $1,275. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2010, the Company had unused loan commitments of $54,567, including $27,690 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions under “Allowance and Provision for Loan Losses” on page 24 herein and “Loans and Allowance for Loan Losses” on page 33 of Bankshares’ 2009 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 13, 2010)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 26, 2010)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 13, 2010	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer (principal executive officer)

AUGUST 13, 2010	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer (principal financial & accounting officer)