Form 10-Q
period 2010-09-30
PINNACLE BANKSHARES CORP
filed 2010-11-12
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 12, 2010, 1,495,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share amounts)

	September 30, 2010 (Unaudited)	December 31, 2009
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$32,983	$30,052
Federal funds sold	—	2,008

Total cash and cash equivalents	$32,983	32,060

Securities (note 3):
Available-for-sale, at fair value	23,511	19,105
Held-to-maturity, at amortized cost	4,393	1,051
Federal Reserve Bank stock, at cost	135	105
Federal Home Loan Bank stock, at cost	579	579
Loans, net (note 4)	260,689	265,904
Other real estate owned	599	461
Bank premises and equipment, net	6,910	7,228
Accrued interest receivable	1,132	1,190
Prepaid FDIC Insurance	1,495	1,842
Other assets	2,268	2,685

Total assets	$334,694	$332,210

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$28,570	$32,276
Savings and NOW accounts	113,411	103,445
Time	161,536	166,398

Total deposits	303,517	302,119

Note payable under line of credit	2,000	2,000
Accrued interest payable	542	613
Other liabilities	1,952	1,627

Total liabilities	308,011	306,359

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,495,589 shares at September 30, 2010 and 1,485,089 at December 31, 2009	4,460	4,455
Capital surplus	826	787
Retained earnings	21,930	21,306
Accumulated other comprehensive loss, net	(533)	(697)

Total stockholders’ equity	26,683	25,851

Total liabilities and stockholders’ equity	$334,694	$332,210

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Interest income:
Interest and fees on loans	$3,929	$4,185
Interest on securities:
U.S. government corporations and agencies	112	74
Corporate	—	11
States and political subdivisions (taxable)	36	28
States and political subdivisions (tax exempt)	25	44
Other	21	17
Interest on federal funds sold	1	1

Total interest income	4,124	4,360

Interest expense:
Interest on deposits:
Savings and NOW accounts	327	326
Time - under $100	764	1,013
Time - $100 and over	379	482
Other interest expense	—	—

Total interest expense	1,470	1,821

Net interest income	2,654	2,539

Provision for loan losses	191	188

Net interest income after provision for loan losses	2,463	2,351

Noninterest income:
Service charges and fees on deposit accounts	391	416
Mortgage loan fees	206	166
Commissions and fees	129	116
Other operating income	129	169

Total noninterest income	855	867

Noninterest expense:
Salaries and employee benefits	1,523	1,561
Occupancy expense	186	177
Furniture and equipment	234	252
Office supplies and printing	61	68
Other operating expenses	760	822

Total noninterest expense	2,764	2,880

Income before income tax expense	554	338

Income tax expense	180	101

Net income	$374	$237

Basic net income per share	$0.25	$0.16
Diluted net income per share	$0.25	$0.16

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Interest income:
Interest and fees on loans	$11,754	$12,512
Interest on securities:
U.S. government corporations and agencies	303	193
Corporate	3	32
States and political subdivisions (taxable)	120	103
States and political subdivisions (tax exempt)	75	130
Other	58	25
Interest on federal funds sold	3	10

Total interest income	12,316	13,005

Interest expense:
Interest on deposits:
Savings and NOW accounts	996	946
Time - under $100	2,357	3,202
Time - $100 and over	1,142	1,497
Other interest expense	—	4

Total interest expense	4,495	5,649

Net interest income	7,821	7,356

Provision for loan losses	963	1,029

Net interest income after provision for loan losses	6,858	6,327

Noninterest income:
Service charges and fees on deposit accounts	1,108	1,129
Mortgage loan fees	362	449
Commissions and fees	366	352
Other operating income	404	439

Total noninterest income	2,240	2,369

Noninterest expense:
Salaries and employee benefits	4,449	4,595
Occupancy expense	542	516
Furniture and equipment	737	752
Office supplies and printing	225	210
Other operating expenses	2,231	2,279

Total noninterest expense	8,184	8,352

Income before income tax expense	914	344

Income tax expense	290	71

Net income	$624	$273

Basic net income per share	$0.42	$0.18
Diluted net income per share	$0.42	$0.18

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2008	1,485,089	$4,455	$787	$21,102	$(1,425)	$24,919

Net income	—	—	—	273	—	273
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $54	—	—	—	—	102	102
Cash dividends declared by Bankshares ($0.10 per share)	—	—	—	(148)	—	(148)

Balances, September 30, 2009	1,485,089	$4,455	$787	$21,227	$(1,323)	$25,146

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	624	—	624
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $96	—	—	—	—	164	164
Issuance of restricted stock and related expense	10,500	5	10			15
Stock option expense			29			29

Balances, September 30, 2010	$1,495,589	$4,460	$826	$21,930	$(533)	$26,683

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cash flows from operating activities:
Net income	$624	$273

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	385	375
Accretion of unearned fees, net	(20)	(80)
Net amortization of premiums and discounts on securities	47	4
Provision for loan losses	949	1,023
Accrual of stock option vesting	29
Net decrease (increase) in:
Accrued interest receivable	58	22
Other assets	724	(59)
Net increase (decrease) in:
Accrued interest payable	(71)	(173)
Other liabilities	325	271

Net cash provided by operating activities	3,050	1,656

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,325)	(9,772)
Purchases of held-to-maturity securities	(4,342)	—
Proceeds from maturities and calls of held-to-maturity securities	1,000	250
Proceeds from maturities and calls of available-for-sale securities	8,899	1,804
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	233	800
Purchase of Federal Reserve bank stock	(30)	(30)
Sale of Federal Home Loan Bank stock	—	149
Collections on loan participations	—	152
Net decrease in loans made to customers	3,965	9,681
Recoveries on loans charged off	127	233
Purchases of bank premises and equipment	(67)	(1,079)

Net cash provided by (used in) investing activities	(3,540)	2,188

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	6,260	9,606
Net decrease in time deposits	(4,862)	(1,416)
Repayments of note payable to Federal Home Loan Bank	—	(5,000)
Borrowing under line of credit	—	1,000
Proceeds from issuance of common stock	15
Cash dividends paid	—	(148)

Net cash provided by financing activities	1,413	4,042

Net increase in cash and cash equivalents	923	7,886

Cash and cash equivalents, beginning of period	32,060	15,926

Cash and cash equivalents, end of period	$32,983	$23,812

Supplemental Information
Noncash transfers of loans to other real estate owned	$138	$175

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts thousands of dollars, except share and per share data)

(1)	General

The unaudited consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three months and nine months ended September 30, 2010 and 2009, and cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2010 and 2009.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2009 Annual Report to Shareholders and additional information supplied in the 2009 Annual Report on Form 10-K.

The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2010 and December 31, 2009, are shown in the table below. As of September 30, 2010, securities with amortized costs of $2,332 and fair values of $2,418 were pledged as collateral for public deposits and securities with amortized costs of $612 and fair values of $651 were pledged as collateral with the Federal Reserve Bank.

	September 30, 2010			Fair Values
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-Sale:

Obligations of U.S. government corporations and agencies	$18,260	$253	$(2)	$18,511
Obligations of states and political subdivisions	3,381	159		3,540
Mortgage-backed securities-government	1,279	71		1,350
Other securities	110	—	—	110

Totals	$23,030	$483	$(2)	$23,511

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held-to-Maturity:

Obligations of states and political subdivisions	$4,393	$53	$4	$4,442

	December 31, 2009		Gross Unrealized Losses	Fair Values
	Amortized Costs	Gross Unrealized Gains
Available-for-Sale:

Obligations of U.S. government corporations and agencies	$11,532	$66	$(18)	$11,580
Obligations of states and political subdivisions	4,728	128	(17)	4,839
Mortgage-backed securities-government	1,514	59	—	1,573
Corporate issues	1,000	3	—	1,003
Other securities	110	—	—	110

Totals	$18,884	$256	$(35)	$19,105

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held-to-Maturity:
Obligations of states and political subdivisions	$1,051	$27	$—	$1,078

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of September 30, 2010.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $579 at September 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock, which began in 2009 and ended during the fourth quarter of 2010, the Company does not consider this investment to be other than temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not part of the available for sale securities portfolio.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009, and for the year ended December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009	September 30, 2009

Balance at January 1,	$3,723	$3,969	$3,969

Provision for loan losses	964	1,530	1,029

Loans charged off	(1,061)	(2,057)	(1,438)

Recoveries	127	281	233

Balance at end of period	$3,753	$3,723	$3,793

(5)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and nine months ended September 30, 2010 and 2009, there were no potentially dilutive securities or other contracts to issue common stock outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended September 30, 2010	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$374	1,495,589	$0.25

Effect of dilutive stock options	—	—

Diluted net income per share	$374	1,495,589	$0.25

Three Months Ended September 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$237	1,485,089	$0.16

Effect of dilutive stock options	—	—

Diluted net income per share	$237	1,485,089	$0.16

Nine Months Ended September 30, 2010	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$624	1,490,974	$0.42

Effect of dilutive stock options	—	—

Diluted net income per share	$624	1,490,974	$0.42

Nine Months Ended September 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$273	1,485,089	$0.18

Effect of dilutive stock options	—	—

Diluted net income per share	$273	1,485,089	$0.18

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	September 30, 2010	September 30, 2009
Net income	$374	$237
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	44	54

Total comprehensive income	$418	$291

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net income	$624	$273
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	164	102

Total comprehensive income	$788	$375

(7)	Fair Value Measurement

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

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available for sale. At December 31, 2009 and September 30, 2010, all instruments fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for the assets and liabilities. The Company had no Level 1 assets or liabilities on December 31, 2009 or September 30, 2010.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets include goodwill on September 30, 2010. The Company had no Level 3 liabilities on September 30, 2010.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available, and in such case would be included as a Level 1 asset. The Company currently carries no Level 1 securities. If quoted prices in active markets are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities rating, prepayment assumptions and other factors such as credit loss assumptions. These would be classified as Level 3 assets. The Company’s entire available-for-sale securities portfolio is classified as Level 2 securities. As of September 30, 2010, the Company currently carries no Level 3 securities in which fair value is determined using unobservable inputs.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $3,579 at September 30, 2010 with a specific loss allowance totaling $525.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. There were no fair value adjustments pertaining to foreclosed assets totaling $599 on September 30, 2010.

Goodwill

The Company classifies goodwill as a nonrecurring Level 3 asset. There were no fair value adjustments related to goodwill of $539 at September 30, 2010.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements on September 30, 2010

Description	Total Carrying Amount in the Consolidated Balance Sheet 9/30/2010	Assets/Liabilities Measured at Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$23,511	$23,511	—	$23,511	—

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2009 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$32,983	32,983	30,052	30,052
Federal funds sold	—	—	2,008	2,008
Securities:
Available-for-sale	23,511	23,511	19,105	19,105
Held-to-maturity	4,393	4,924	1,051	1,078
Federal Reserve Bank stock	135	135	105	105
Federal Home Loan Bank stock	579	579	579	579
Loans, net of unearned income and fees	264,442	268,328	269,627	274,623

Total financial assets	$326,043	330,460	322,527	327,550

Financial liabilities:
Deposits	$303,517	307,507	302,119	306,987
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$305,517	309,507	304,119	308,987

(9)	Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which the Company’s Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2010, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2009	17,000	$14.00-14.75	$14.33	$244
Outstanding at September 30, 2010	17,000	$14.00-14.75	$14.33	$244

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

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for use in the 2004 Plan. All stock options will be granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At September 30, 2010, 10,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 52,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2009	0	$0	$0	$0
Outstanding at September 30, 2010	37,500	$9.00-9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	0	$0
Outstanding at September 30, 2010	10,500	$9.00

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), which requires the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $44 in the first nine months of 2010 and $26 in the third quarter of 2010.

(10)	Impact of Recently Issued and Adopted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in ASC 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amended guidance in ASC 820 is effective for interim and annual reporting periods beginning after December 15, 2009. The amended guidance in ASU 2010-06 had no impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP was incorporated into ASC 320 and amends the presentation of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Provisions of this FSP incorporated into ASC 320 became effective for the quarterly period ended June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.

As of November 12, 2010, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are not statements of historical fact and are based on current assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Forward-looking statements in this report include, without limitation, statements regarding asset quality, possible future actions to manage the credit quality of the loan portfolio, adequacy of the allowance for loan losses, adequacy of liquidity and capital levels, and expectations regarding the future economic and employment environment. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated in such statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business conditions and in the financial markets; unemployment levels; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate, including the effect the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder may have on the Company; regulatory compliance costs; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; the level of net loan charge-offs and adequacy of the allowance for loan losses; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements; forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we experienced increases in loan losses during the difficult economic climate of 2008 and 2009. We have seen some improvement thus far in 2010. Continued difficulties in significant portions of the domestic and global financial markets, particularly if conditions worsen, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect the Company’s business and financial performance. It also is not clear what effects the Dodd-Frank Act and related regulations or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Company’s business and financial performance.

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

The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bankshares and the Bank (collectively the “Company”). This discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes.

OVERVIEW AND RESULTS OF OPERATIONS (Dollars in thousands)

Total assets at September 30, 2010 were $334,694 up 0.75% from $332,210 at December 31, 2009. The principal components of the Company’s assets at the end of the period were $260,689 in net loans, $32,983 in cash and cash equivalents and $27,904 in securities. During the nine-month period ended September 30, 2010, net loans decreased 1.96% or $5,215 from $265,904 at December 31, 2009. The Company’s net loans decreased during the nine months ended September 30, 2010 in connection with a general declines in demand for loan products in the Company’s market area. As a result, the Company increased other asset holdings, including cash and cash equivalents and securities.

The Company’s lending activities are a principal source of its income. Also during the nine-month period, securities increased 38.44% or $7,748 from December 31, 2009.

Total liabilities at September 30, 2010 were $308,011 up 0.54% from $306,359 at December 31, 2009, as a result of an increase in savings and NOW accounts of $9,966 or 9.63%, which was partially offset by a decrease in time deposits of $4,862 or 2.92% and a decrease in demand deposits of $3,706 or 11.48% from December 31, 2009. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2010 was $26,683 including $21,930 in retained earnings and $533 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized gains on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2009, total stockholders’ equity was $25,851.

The Company had net income of $624 for the nine months ended September 30, 2010, compared with net income of $273 for the nine months ended September 30, 2009. The Company had net income of $374 for the three months ended September 30, 2010, compared with net income of $237 the three months ended September 30, 2009. The increase in net income for the nine month period ended September 30, 2010 as compared to the same period in 2009 was primarily due to a $465 increase in net interest income realized due to better interest margins and a $66 decrease in provision for loan losses. The increase in net income for the three month period ended September 30, 2010 as compared to the same period in 2009 was primarily due to a $115 in net interest income.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.25% for the nine months ended September 30, 2010, up from 0.11% for the same period of 2009. Another key indicator of performance, the return on average equity (“ROE”), for the nine months ended September 30, 2010 was 3.17%, up from 1.46% for the nine months ended September 30, 2009.

The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $7,821 for the nine months ended September 30, 2010 compared to $7,356 for the nine months ended September 30, 2009 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $2,654 for the three months ended September 30, 2010 compared to $2,539 for the three months ended September 30, 2009. The net interest margin increased to 3.34% for the nine months ended September 30, 2010, from 3.21% for the nine months ended September 30, 2009. The net interest margin increased in the third quarter of 2010 to 3.34% as compared to 3.29% in the third quarter of 2009 as the cost to fund earning assets decreased at a faster pace than the yield on earning assets.

Interest income from loans, securities and federal funds sold decreased 5.30% and 5.41% for the nine and three months ended September 30, 2010, respectively, compared to the same periods of 2009 as net loan volume decreased by $7,708 since September 30, 2009 while the yield on interest-earning assets decreased by 40 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest rate environment resulting in lower yields in both the loan and investment portfolios. Also, reduced loan demand has caused an increase in cash balances which in the current lower interest rate environment are earning substantially lower levels of interest in 2010 compared to 2009. Interest and fees on loans was $11,754 for the nine-month period ended September 30, 2010, down from $12,512 for the same period in 2009. Interest and fees on loans was $3,929 for the three-month period ended September 30, 2010, down from $4,185 for the same period in 2009. Interest and fees on loans declined for the nine-month and three-month periods ended September 30, 2010 due to decreasing yields generated by our loan portfolio in 2010 as compared to 2009 and to slight reductions to the size of our loan portfolio during the first nine months of 2010.

Interest from securities and federal funds sold was $562 for the nine months ended September 30, 2010, up from $493 for the nine months ended September 30, 2009. Interest from securities and federal funds sold was $195 for the three months ended September 30, 2010, up from $175 for the three months ended September 30, 2009. The increases in interest from securities and federal funds sold from the nine-month and three-month periods in 2009 were due to increases in volume.

Interest expense decreased 20.43% for the nine months ended September 30, 2010 and decreased 19.28% for the three months ended September 30, 2010, compared to the same periods of 2009. Deposits have increased by $8,094 in the past twelve months; however, the cost to fund earning assets has fallen by 54 basis points in the same time period. The decrease in the cost to fund earning assets is due mainly to the lower interest rate environment and repricing of certificates of deposit to lower rates in the past year.

Interest expense was $4,495 for the nine months ended September 30, 2010, down from $5,649 for the nine months ended September 30, 2009. Interest expense was $1,470 for the three months ended September 30, 2010, down from $1,821 for the three months ended September 30, 2009.

NONINTEREST INCOME

Noninterest income decreased $129 or 5.45% for the nine months ended September 30, 2010 compared to the same period of 2009. Noninterest income decreased $12 or 1.38% for the three months ended September 30, 2010 compared to the same period of 2009. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees. The decrease from the nine-month period in 2009 ended September 30, 2010 compared to the same period of 2009 was due mainly to a 19.38% decrease in mortgage loan fees, although these fees were up 24.10% when comparing the third quarter of 2010 to the third quarter of 2009.

NONINTEREST EXPENSE

Noninterest expense decreased $168 or 2.01% for the nine months ended September 30, 2010 compared to the same period of 2009. Noninterest expense decreased $116 or 4.03% for the three months ended September 30, 2010 compared to the same period of 2009. The decrease in noninterest expense for the nine and three-month periods is attributed primarily to a $146 and $38 decrease in salaries and employee benefits for the nine and three month period ending September 30, 2010, respectively, due to fewer employees and lower cost to fund retirement benefits.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $963 in the first nine months of 2010 and $191 in the third quarter of 2010 in recognition of management’s estimate of risks inherent in the Bank’s lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions in making its estimate of risks. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $3,753 as of September 30, 2010, representing approximately 1.42% of total loans outstanding, compared to an allowance of $3,723 as of December 31, 2009, or 1.38% of total loans outstanding, and $3,793 as of September 30, 2009, or 1.39% of total loans outstanding. The allowance for loan losses has increased as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of September 30, 2010 to provide for loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2010 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision as deemed appropriate.

NON-PERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in 2008 has led to an increase in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,650 at September 30, 2010 and $4,478 at December 31, 2009. Nine foreclosed properties were held as of September 30, 2010 totaling $599 compared to three foreclosed properties held on December 31, 2009 totaling $461. Nonaccrual loans were $6,521 at September 30, 2010 and $2,619 at December 31, 2009. Nonaccrual loans at September 30, 2010 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights

	9/30/2010	12/31/2009	9/30/2009
	(Unaudited)	(Audited)	(Unaudited)
Nonperforming Loans to Total Loans	2.67%	1.49%	0.76%

Allowance for Loan Losses to Total Loans	1.42%	1.38%	1.39%

Allowance for Loan Losses to Nonperforming Loans	53.23%	92.68%	182.18%

Nonperforming Loans	$7,051	$4,017	$2,082

Other Real Estate Owned (OREO)	599	461	125

Allowance for Loan Losses	$3,753	$3,723	$3,793

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 17.71% as of September 30, 2010 and 16.37% as of December 31, 2009. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,640 on September 30, 2010. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on September 30, 2010. The Company had no borrowings with the Federal Home Loan Bank at September 30, 2010.

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

Stockholders’ equity totaled $26,683 at September 30, 2010 compared to $25,851 at December 31, 2009. At September 30, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.51% compared to 8.04% at December 31, 2009. The Bank’s risk-based Tier 1 capital ratio was 10.28% at September 30, 2010 compared to 9.50% at December 31, 2009 and the Bank’s risk-based total capital ratio was 11.53% compared to 10.75% at December 31, 2009. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2009 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2010 equaled $1,387. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30,

2010, the Company had unused loan commitments of $53,438, including $29,296 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on page 26 herein and “Loans and Allowance for Loan Losses” on page 34 of Bankshares’ 2009 Annual Report to Shareholders.

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

PINNACLE BANKSHARES CORPORATION
(Registrant)

November 12, 2010	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and Chief Executive Officer
(principal executive officer)

November 12, 2010	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)