Form 10-K
period 2010-12-31
PINNACLE BANKSHARES CORP
filed 2011-03-28
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2010 was $11,665,594.

There were 1,495,589 shares of common stock of the issuer outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 12, 2011 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2010 FORM 10-K ANNUAL REPORT

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

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. Three properties valued at $474,000 are being held in other real estate owned as of December 31, 2010.

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

The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, and, at times, other securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2010, the Company and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2010, both the Company and the Bank were considered “well capitalized.”

Basel III Capital Framework. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain, (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5%

CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act (as defined and discussed below) requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that:

•

Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with Federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller.

•

Restrict the preemption of state law by Federal law and disallow subsidiaries and affiliates of national banks, such as subsidiaries and affiliates of the Bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for Federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the deposit insurance fund (“DIF”) of the FDIC, and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250,000 limit for Federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited Federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the Federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank or their customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company’s and the Bank’s future raising activities. Although the Company and Bank have not issued trust preferred securities, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the FDIC. Under the risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category 1, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

The Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. However, Congress extended the temporary increase in the standard insurance coverage limit to $250,000 until December 31, 2013. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The company was assessed $149,486, all of which was expensed in 2009.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. The FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010 as discussed below. On December 30, 2009, the Company prepaid $1,841,966 of FDIC assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts beginning January 1, 2011 and continuing through December 2012. For purposes of this extension, the definition of noninterest-bearing transaction accounts excludes negotiable order of withdraw consumer checking accounts (or NOW accounts). The extended program is not optional and will no longer be funded by separate premiums.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity

(defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ration reaches 2 percent and 2.5 percent.

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

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2010. This program has been extended until June 30, 2012 and participating institutions will be assessed an annualized 15 basis points for coverage in 2011. The Bank has customer accounts that qualify for this coverage and has opted to continue its participation until June 30, 2012. The Company has and will continue to incur assessment charges.

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

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs is evaluated as part of the examination process pursuant to twelve assessment factors and then given a rating of “Outstanding,” “Satisfactory,” “Needs to improve” or “Substantial noncompliance.” These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received a rating of “Satisfactory” in its most recent CRA performance evaluation as of September 30, 2010.

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

Incentive Compensation. In June 2010, the FRB, the Comptroller and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank, or any of its subsidiaries, could have a material effect on the business of the Company.

Employees

As of December 31, 2010, the Company had 110 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years

Robert H. Gilliam, Jr. (65)	President & Chief Executive Officer of Pinnacle Bankshares Corporation and Chief Executive Officer and Trust Officer of First National Bank since 1980; Director, Pinnacle Bankshares Corporation since 1980.

Aubrey H. Hall, III (40)	Executive Vice President of Pinnacle Bankshares Corporation and President and Chief Operating Officer of First National Bank since January 2011; Previously, Chief Lending Officer of First National Bank since 2003.

Carroll E. Shelton (60)	Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Lending Officer of First National Bank since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (39)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Senior Vice President of First National Bank since April 2010, Cashier and Chief Financial Officer of First National Bank since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

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

The Wyndhurst Administrative and Training Office, located at 201 Archway Court in Lynchburg, Virginia, consists of a single-story building leased for $3,846 per month through January 2013.

The Smith Mountain Lake loan production office, located at 74 Scruggs Road, Suite 102, in Moneta, Virginia, consists of office space leased for $1,633 per month on a month to month basis by the Bank. The Bank does not expect to terminate the lease in the near future.

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

The information contained on the inside back cover of the 2010 Annual Report to Shareholders, under the caption “Market for Common Equity and Related Stockholder Matters” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 25 of the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 31 through 61 of the 2010 Annual Report to Shareholders, are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) to be held on April 12, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 4 through 10 of the 2011 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 11 of the 2011 Proxy Statement under the caption “Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference. The information regarding the Company’s Nominating Committee required by this item is contained on pages 12 and 13 of the 2011 Proxy Statement under the caption “Committees of the Board of Directors-Nominating Committee” and is incorporated herein by reference.

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

The information on Executive Compensation required by this item is contained on pages 14 through 19 of the 2011 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on page 13 of the 2011 Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 3 of the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2010 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by shareholders	54,500	(1)	$10.66	52,000	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	54,500		$10.66	52,000

(1)	Reflects shares to be issued pursuant to outstanding options granted under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.
(2)	Reflects shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 2004 Incentive Stock Plan. The Company’s 1997 Incentive Stock Plan expired May 1, 2007, and no additional awards may be granted under the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 10 through 14 of the 2011 Proxy Statement under the captions “Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 21 of the 2011 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	The response to this portion of Item 15 is included in Item 8 above.

(a) (2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a) (3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, dated December 31, 2008

13	2010 Annual Report to Shareholders

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

March 28, 2011	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Gilliam, Jr. Robert H. Gilliam, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2011

/s/ Bryan M. Lemley Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 28, 2011

/s/ A. Willard Arthur A. Willard Arthur	Director	March 28, 2011

/s/ James E. Burton, IV James E. Burton, IV	Director	March 28, 2011

/s/ John P. Erb John P. Erb	Director	March 28, 2011

/s/ Thomas F. Hall Thomas F. Hall	Director	March 28, 2011

/s/ R.B. Hancock, Jr. R.B. Hancock, Jr.	Director	March 28, 2011

/s/ A. Patricia Merryman A. Patricia Merryman	Director	March 28, 2011

/s/ William F. Overacre William F. Overacre	Director	March 28, 2011

/s/ Carroll E. Shelton Carroll E. Shelton	Director	March 28, 2011

/s/ C. Bryan Stott C. Bryan Stott	Director	March 28, 2011

/s/ John L. Waller John L. Waller	Director	March 28, 2011

/s/ Michael E. Watson Michael E. Watson	Director	March 28, 2011