Form 10-Q
period 2011-03-31
PINNACLE BANKSHARES CORP
filed 2011-05-16
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At May 16, 2011, 1,495,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share amounts)

	March 31, 2011 (Unaudited)	December 31, 2010

Assets

Cash and cash equivalents (note 2):	$34,285	$32,533

Securities (note 3):
Available-for-sale, at fair value	25,713	22,048
Held-to-maturity, at amortized cost	4,466	4,469
Federal Reserve Bank stock, at cost	135	135
Federal Home Loan Bank stock, at cost	579	579
Loans, net (note 4)	262,692	265,030
Bank premises and equipment, net	6,821	6,932
Accrued interest receivable	997	1,077
Prepaid FDIC Insurance	1,256	1,376
Goodwill	539	539
Foreclosed assets	951	474
Other assets	2,152	1,921

Total assets	$340,586	$337,113

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$31,059	$31,184
Savings and NOW accounts	126,429	117,944
Time	152,834	157,826

Total deposits	310,322	306,954

Note payable under line of credit	2,000	2,000
Accrued interest payable	461	500
Other liabilities	1,140	1,177

Total liabilities	313,923	310,631

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,495,589 shares at March 31, 2011 and December 31, 2010	4,465	4,462
Capital surplus	874	850
Retained earnings	22,044	21,918
Accumulated other comprehensive loss, net	(720)	(748)

Total stockholders’ equity	26,663	26,482

Total liabilities and stockholders’ equity	$340,586	$337,113

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Interest income:
Interest and fees on loans	$3,921	$3,916
Interest on securities:
U.S. Government agencies	110	86
Corporate	—	3
States and political subdivisions (taxable)	29	35
States and political subdivisions (tax exempt)	39	28
Other	16	15
Interest on federal funds sold	1	1

Total interest income	4,116	4,084

Interest expense:
Interest on deposits:
Savings and NOW accounts	246	323
Time - under $100	633	808
Time - $100 and over	338	390

Total interest expense	1,217	1,521

Net interest income	2,899	2,563

Provision for loan losses	673	263

Net interest income after provision for loan losses	2,226	2,300

Noninterest income:
Service charges and fees on deposit accounts	345	344
Fees on sales of mortgage loans	72	75
Commissions and fees	176	125
Other operating income	131	128

Total noninterest income	724	672

Noninterest expense:
Salaries and employee benefits	1,519	1,471
Occupancy expense	182	181
Furniture and equipment	266	256
Office supplies and printing	54	91
Federal deposit insurance premiums	130	127
Capital stock tax	57	57
Advertising expense	18	37
Other operating expenses	553	488

Total noninterest expense	2,779	2,708

Income before income tax expense	171	264

Income tax expense	45	81

Net income	126	183

Basic net income per share (note 5)	$0.08	$0.12

Diluted net income per share (note 5)	$0.08	$0.12

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(Amounts in thousands of dollars, except share data)

					Accumulated Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	183	—	183
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $15	—	—	—	—	31	31

Balances, March 31, 2010	1,485,089	$4,455	$787	$21,489	$(666)	$26,065

					Accumulated Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2010	1,495,589	$4,462	$850	$21,918	$(748)	$26,482

Net income	—	—	—	126	—	126
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $16	—	—	—	—	28	28
Restricted stock expense	—	3	6	—	—	9
Stock option expense	—	—	18	—	—	18

Balances, March 31, 2011	1,495,589	$4,465	$874	$22,044	$(720)	$26,663

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Cash flows from operating activities:
Net income	$126	$183

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	142	128
Accretion of unearned fees, net	—	(7)
Net amortization of premiums and discounts on securities	11	25
Provision for loan losses	673	263
Accrual of stock based compensation	27	—
Net decrease (increase) in:
Accrued interest receivable	80	58
Prepaid FDIC insurance	120	117
Other assets	(292)	207
Net increase (decrease) in:
Accrued interest payable	(39)	(49)
Other liabilities	(37)	6

Net cash provided by operating activities	811	931

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,777)	(1,000)
Proceeds from maturities and calls of available-for-sale securities	68	2,808
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	80	76
Net decrease in loans made to customers	1,233	1,180
Purchases of bank premises and equipment	(31)	(4)

Net cash (used in) provided by investing activities	(2,427)	3,060

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	8,360	1,926
Net decrease in time deposits	(4,992)	(2,444)

Net cash provided by (used in) financing activities	3,368	(518)

Net increase in cash and cash equivalents	1,752	3,473

Cash and cash equivalents, beginning of period	32,533	32,060

Cash and cash equivalents, end of period	$34,285	$35,533

Supplemental disclosure of noncash activities
Net change in other assets acquired in settlement of loans	$432	$52

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

(Amounts in thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2011 and the results of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2010 Annual Report to Shareholders and additional information supplied in the 2010 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. At March 31, 2011 and December 31, 2010, the Company had no federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31,

2011 and December 31, 2010, are shown in the table below. As of March 31, 2011, securities with amortized costs of $4,690 and fair values of $4,715 were pledged as collateral for public deposits and securities with amortized costs of $551 and fair values of $586 were pledged as collateral with the Federal Reserve Bank.

March 31, 2011

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$20,970	$149	$(160)	$20,959
Obligations of states and political subdivisions	3,358	92	—	3,450
Mortgage-backed securities-government	1,131	63	—	1,194
Other securities	110	—	—	110

Totals	$25,569	$304	$(160)	$25,713

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$4,466	$37	$(61)	$4,442

December 31, 2010

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$17,247	$168	$(219)	$17,196
Obligations of states and political subdivisions	3,381	90	—	3,471
Mortgage-backed securities-government	1,211	60	—	1,271
Other securities	110	—	—	110

Totals	$21,949	$318	$(219)	$22,048

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$4,469	$34	$103	$4,400

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of March 31, 2011.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $579 at March 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, in light of the FHLB’s consistent payment of dividends in 2010 and consistent net income since the quarter ended June 30, 2009 through the first quarter of 2011, the Company does not consider its investment in FHLB stock to be other-than-temporarily impaired at March 31, 2011, and no impairment has been recognized.

FHLB stock is shown as a separate line item on the balance sheet and is not part of the available for sale securities portfolio.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Balance at January 1,	$4,037	$3,723	$3,723

Provision for loan losses	673	1,878	263

Loans charged off	(581)	(1,765)	(265)

Recoveries	52	201	50

Balance at end of period,	$4,181	$4,037	$3,771

(5)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2011 and 2010, there were no potentially dilutive securities or other contracts to issue common stock outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three Months Ended March 31, 2011	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$126	1,495,589	$0.08

Effect of dilutive stock options	—	—

Diluted net income per share	$126	1,495,589	$0.08

Three Months Ended March 31, 2010

Basic net income per share	$183	1,485,089	$0.12

Effect of dilutive stock options	—	—

Diluted net income per share	$183	1,485,089	$0.12

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$126	$183
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	28	31

Total comprehensive income	$154	$214

(7)	Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available-for-sale. At December 31, 2010 and March 31, 2011, all securities available-for-sale fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for identical assets and liabilities. The Company had no Level 1 assets or liabilities on March 31, 2011 or December 31, 2010.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models,

discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets consisted of goodwill on March 31, 2011 and December 31, 2010. The Company had no Level 3 liabilities on March 31, 2011 and December 31, 2010.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral or those that are written-down to the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $7,848 at March 31, 2011, all of which were level 3 assets.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset.

Below is a table that presents information about certain assets and liabilities measured at fair value:

Fair Value Measurements on March 31, 2011
Description	Total Carrying Amount in the Consolidated Balance Sheet 3/31/2011	Assets/Liabilities Measured at Fair Value 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$25,713	$25,713	—	$25,713	—
Impaired loans (nonrecurring)	$7,848	$7,848	—	—	$7,848
Foreclosed assets (nonrecurring)	$951	$951	—	—	$951

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2010 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$34,285	$34,285	$32,533	$32,533
Securities:
Available-for-sale	25,713	25,713	22,048	22,048
Held-to-maturity	4,466	4,442	4,469	4,400
Federal Reserve Bank stock	135	135	135	135
Federal Home Loan Bank stock	579	579	579	579
Loans, net of unearned income and fees	262,692	267,916	265,030	270,488
Accrued interest receivable	997	997	1,077	1,077

Total financial assets	$328,867	$334,067	$325,871	$331,260

Financial liabilities:
Deposits	$310,322	$316,842	$306,954	$312,863
Accrued interest payable	461	461	500	500
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$312,783	$319,303	$309,454	$315,363

(9)	Impact of Recently Issued and Adopted Accounting Standards

Accounting Standards Update (“ASU”)No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements, which was issued in January 2010, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and had no impact on our financial statements.

ASU No. 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was issued in July 2010, requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. Pursuant to ASU No. 2011-01, ASU 2010-20 is effective for interim and annual reporting periods ending after June 15, 2011.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession to the debtor, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for the Company July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, the Company may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company January 1, 2011 and had no impact on our financial statements.

As of May 16, 2011, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

In addition, we experienced increases in loan losses during the difficult economic climate from 2008 through 2011. Future difficulties in portions of the domestic and global financial markets could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the condition of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Company’s business and financial performance. It also is not clear what effects the Dodd-Frank Act and related regulations or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Company’s business and financial performance.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2011 were $340,586 up 1.03% from $337,113 at December 31, 2010. The principal components of the Company’s assets at the end of the period were $262,692 in net loans, $30,179 in securities and $34,285 in cash and cash equivalents. During the three-month period ended March 31, 2011, net loans decreased 0.88% or $2,338 from $265,030 at December 31, 2010. Also during the three-month period, securities increased 13.81% or $3,662 from December 31, 2010.

Total liabilities at March 31, 2011 were $313,923, up 1.06% from $310,631 at December 31, 2010, primarily as a result of an increase in savings and NOW accounts of $8,485 or 7.19% and partially offset by a decrease in time deposits of $4,992 or 3.16% and a decrease in demand deposits of $125 or 0.40% from December 31, 2010. The decrease in time deposits was a result of management’s interest rate management strategy and a migration of certificate of deposit customers to our KaChing! interest checking account. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2011 was $26,663 including $22,044 in retained earnings and $720 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2010, total stockholders’ equity was $26,482.

The Company had net income of $126 for the three months ended March 31, 2011, compared with net income of $183 for the comparable period in 2010. This decrease in net income was due to a $410 increase in the provision for loan losses partially offset by a $336 increase in net interest income due to expansion of the Company’s net interest margin.

Profitability as measured by the Company’s return on average assets (ROA) was 0.15% for the three months ended March 31, 2011, down from 0.22% for the same period of 2010. Another key indicator of performance, the return on average equity (ROE), for the three months ended March 31, 2011 was 1.90%, down from 2.82% for the three months ended March 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,899 for the three months ended March 31, 2011 compared to $2,563 for the three months ended March 31, 2010 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. The net interest margin increased to 3.65% for the three months ended March 31, 2011, from 3.38% for the three months ended March 31, 2010. Rates paid to fund earning assets have fallen faster than yields on earning assets in the past year.

Interest income on loans and securities increased 0.78% in the first quarter of 2011 compared to the first quarter of 2010 as net loan volume decreased by $1,314 since March 31, 2010, securities increased by $11,886 since March 31, 2010 and yield on loans and securities decreased by 15 basis points in the same time period. Interest income was $4,116 for the three-month period ended March 31, 2011, up from $4,084 for the same period in 2010. The securities portfolio increased as excess funds were invested to earn better yields.

Interest expense decreased 19.99% in the first quarter of 2011 compared to the first quarter of 2010. Deposits have increased by $8,722 in the past twelve months; however, the rate paid to fund earning assets has fallen by 49 basis points in the same time period due to shifts in the Company’s funding structure to lower cost liabilities and to the low interest rate environment.

NONINTEREST INCOME

Noninterest income increased $52 or 7.74% for the three-month period ended March 31, 2011 compared to the same period of 2010. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, and commissions and fees. The increase from 2010 was due mainly to a $51 or 40.80% increase in commissions from investment sales.

NONINTEREST EXPENSE

Noninterest expense increased $71 or 2.62% for the three-month period ended March 31, 2011 compared to the same period of 2010. The increase in noninterest expense for the three-month period is attributed primarily to a $48 increase in salaries and benefits due to an increase in sales commissions and a $25 loss on debit card transactions, which is included in other operating expenses. These expenses were partially offset by a $37 decrease in office supplies and printing and a $19 decrease in advertising expense. The effective income tax rate decreased to 26.32% in the first quarter of 2011 from 30.68% in the first quarter of 2010 due to an increase in interest income generated by tax exempt municipal investments in the first quarter of 2011 when compared to the same time period in 2010.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $673 in the first three months of 2011 in recognition of management’s estimate of risks inherent with the Bank’s lending activities. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,181 as of March 31, 2011, representing approximately 1.57% of total loans outstanding, compared to an allowance of $4,037 as of December 31, 2010, or 1.50% of total loans outstanding, and $3,771 as of March 31, 2010, or 1.41% of total loans outstanding. The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to declining economic conditions, declining collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of March 31, 2011 to provide for probable loan losses inherent in the Company’s loan portfolio as it was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience weaknesses in its loan portfolio throughout 2011 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision and allowance as deemed appropriate.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off and the amount of the allowance for the periods indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended 3/31/2011	Three Months Ended 3/31/2010
Balance at beginning of period	$4,037	$3,723

Loan charge-offs:
Residential	(316)	(111)
Commercial real estate	(62)	—
Commercial	(56)	—
Consumer	(147)	(154)

Total loan charge-offs	(581)	(265)

Loan recoveries:
Residential	3	3
Commercial real estate	1	1
Commercial	1	3
Consumer	47	43

Total recoveries	52	50

Net loan charge-offs	(529)	(215)

Provision for loan losses	673	263

Balance at end of period	$4,181	$3,771

The following table presents information on the Company’s allowance for loan losses and evaluations for impairment:

Allowance for Loan Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$258	$264	$424	$3,091	$4,037
Charge-offs	(56)	(62)	(147)	(316)	(581)
Recoveries	1	1	47	3	52
Provision for loan losses	140	2	53	478	673

Ending Balance	$343	$205	$377	$3,256	$4,181

Ending balance: individually evaluated for impairment	—	—	—	100	100

Ending balance: collectively evaluated for impairment	343	205	377	3,156	4,081

Loans:
Total loans ending balance	$21,915	$53,502	$46,456	$145,000	$266,873

Ending balance: loans individually evaluated for impairment	286	—	147	6,847	7,280

Ending balance: loans collectively evaluated for impairment	$21,629	$53,502	$46,309	$138,153	$259,593

Recorded Investment in Loans

For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Ending balance: individually evaluated for impairment	—	—	—	29	29

Ending balance: collectively evaluated for impairment	258	264	424	3,062	4,008

Loans:
Total loans ending balance	$22,794	$53,885	$47,807	$144,700	$269,186

Ending balance: individually evaluated for impairment	13	292	52	6,716	7,073

Ending balance: collectively evaluated for impairment	$22,781	$53,593	$47,755	$137,984	$262,113

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. We use the following definitions for risk ratings:

Pass. Loans classified as pass may have some level of potential weakness in some instances but repayment prospects are good and the loan is not to the level of deterioration to warrant management’s special attention.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loss. Loans classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean that loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

The following table illustrates the Company’s credit quality indicators:

Credit Quality Indicators

As of March 31, 2011

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$19,579	$45,410	$46,166	$128,230	$239,385
Special Mention	2,197	5,356	64	3,874	11,491
Substandard	139	2,736	226	12,896	15,997
Doubtful	—	—	—	—	—

Total	$21,915	$53,502	$46,456	$145,000	$266,873

Credit Quality Indicators As of December 31, 2010

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$21,978	$44,553	$47,621	$127,343	$241,495
Special Mention	678	7,224	67	7,005	14,974
Substandard	138	2,108	119	9,969	12,334
Doubtful	—	—	—	383	383

Total	$22,794	$53,885	$47,807	$144,700	$269,186

The following table presents information on the Company’s impaired loans and their related allowance, average recorded investment and interest income recognized:

Impaired Loans

As of and for the Three Months Ended March 31, 2011

	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$286	—	$150	—
Commercial real estate	—	—	146	—
Consumer	147	—	150	—
Residential	6,630	—	6,633	47

With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	217	100	149	—

Total:
Commercial	286	—	150	—
Commercial real estate	—	—	146	—
Consumer	147	—	150	—
Residential	$6,847	$100	$6,782	$47

Impaired Loans As of and for the Year Ended December 31, 2010

	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$13	—	$14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	6,636	—	6,012	306
With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	80	29	80	—

Total:
Commercial	13	—	14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	$6,716	$29	$6,092	$306

NONPERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in 2008 has led to an increase in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $8,799 at March 31, 2011 and $8,317 at December 31, 2010. Eleven foreclosed properties were held as of March 31, 2011 totaling $951 compared to five foreclosed properties held on December 31, 2010 totaling $474. Nonaccrual loans were $7,280 at March 31, 2011 and $7,073 at December 31, 2010. Nonaccrual loans at March 31, 2011 related to both large and small credit relationships. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights	March 31, 2011	December 31, 2010
Nonaccrual loans	$7,280	$7,073
Loans 90 days or more past due	568	770
Total nonperforming loans	7,848	7,843
Foreclosed assets	951	474
Total nonperforming assets	8,799	8,317
Nonperforming loans to total loans	2.94%	2.91%
Nonperforming assets to total assets	2.58%	2.47%
Allowance for loan losses	$4,181	$4,037
Allowance for loan losses to total loans	1.57%	1.50%
Allowance for loan losses to nonperforming loans	53.27%	51.47%

The following table represents an age analysis of the Company’s past due loans:

Age Analysis of Past Due Loans

As of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$163	$—	$286	$449	$21,466	$21,915	$—
Commercial real estate	—	—	—	—	53,502	53,502	—
Consumer	230	31	147	408	46,048	46,456	—
Residential	649	478	7,415	8,542	136,458	145,000	568

Total	$1,042	$509	$7,848	$9,399	$257,474	$266,873	$568

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-69 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$96	$51	$13	$160	$22,634	$22,794	$—
Commercial real estate	—	377	292	669	53,216	53,885	—
Consumer	394	144	90	628	47,179	47,807	38
Residential	2,235	415	7,448	10,098	134,602	144,700	732

Total	$2,725	$987	$7,843	$11,555	$257,631	$269,186	$770

The following table presents the balance of accruing loans 90 days or more past due by type as of the dates indicated.

ACCRUING LOANS 90 DAYS OR MORE

PAST DUE BY TYPE

	March 31, 2011	December 31, 2010
Loans 90 days or more past due by type:
Real estate loans	$568	$732
Loans to individuals	—	38
Commercial loans	—	—

Total accruing loans 90 days or more past due	$568	$770

The following presents information on the Company’s nonaccrual loans:

Loans in Nonaccrual Status

	March 31, 2011	December 31, 2010
Commercial	$286	$13
Commercial real estate	—	292
Consumer	147	52
Residential	6,847	6,716

Total	$7,280	$7,073

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 18.39% as of March 31, 2011 and 16.96% as of December 31, 2010. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,960 on March 31, 2011. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on March 31, 2011 and December 31, 2010. The Company had no borrowings with the Federal Home Loan Bank at March 31, 2011.

CAPITAL

The Company believes that its financial position at March 31, 2011 reflects liquidity and capital levels adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $26,663 at March 31, 2011 compared to $26,482 at December 31, 2010. At March 31, 2011, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.40% compared to 8.36% at December 31, 2010. The Bank’s risk-based Tier 1 capital ratio was 10.29% at March 31, 2011 compared to 10.10% at December 31, 2010 and the Bank’s risk-based total capital ratio was 11.54% compared to 11.36% at December 31, 2010. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2010 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2011 equaled $1,245. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2011, the Company had unused loan commitments of $55,015, including $26,869 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on pages 21 through 23 herein and “Loans and Allowance for Loan Losses” on page 32 of the Company’s 2010 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.2*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Robert H. Gilliam, Jr., dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 28, 2011)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to registrant’s annual report on Form 10-K filed on March 28, 2011)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 16, 2011	/s/ Robert H. Gilliam, Jr.
Date	Robert H. Gilliam, Jr., President and
Chief Executive Officer
(principal executive officer)

MAY 16, 2011	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)