Form 10-Q
period 2011-06-30
PINNACLE BANKSHARES CORP
filed 2011-08-12
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

At August 12, 2011, 1,496,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share amounts)

	June 30, 2011 (Unaudited)	December 31, 2010*
Assets
Cash and cash equivalents (note 2):	$25,519	$32,533

Securities (note 3):
Available-for-sale, at fair value	23,170	22,048
Held-to-maturity, at amortized cost	6,007	4,469
Federal Reserve Bank stock, at cost	137	135
Federal Home Loan Bank stock, at cost	567	579
Loans, net (note 4)	267,398	265,030
Bank premises and equipment, net	6,749	6,932
Accrued interest receivable	997	1,077
Prepaid FDIC Insurance	1,125	1,376
Goodwill	539	539
Foreclosed assets	1,058	474
Other assets	2,236	1,921

Total assets	$335,502	$337,113

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$30,959	$31,184
Savings and NOW accounts	124,082	117,944
Time	149,874	157,826

Total deposits	304,915	306,954

Note payable under line of credit	2,000	2,000
Accrued interest payable	439	500
Other liabilities	1,225	1,177

Total liabilities	308,579	310,631

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,496,589 shares at June 30, 2011 and 1,495,589 shares at December 31, 2010	4,468	4,462
Capital surplus	892	850
Retained earnings	22,151	21,918
Accumulated other comprehensive loss, net	(588)	(748)

Total stockholders’ equity	26,923	26,482

Total liabilities and stockholders’ equity	$335,502	$337,113

*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Interest income:
Interest and fees on loans	$3,902	$3,908
Interest on securities:
U.S. Government agencies	119	105
Corporate	—	—
States and political subdivisions (taxable)	30	49
States and political subdivisions (tax exempt)	46	22
Other	25	22
Interest on federal funds sold	—	1

Total interest income	4,122	4,107

Interest expense:
Interest on deposits:
Savings and NOW accounts	183	346
Time - under $100	596	786
Time - $100 and over	338	373

Total interest expense	1,117	1,505

Net interest income	3,005	2,602

Provision for loan losses	709	509

Net interest income after provision for loan losses	2,296	2,093

Noninterest income:
Service charges and fees on deposit accounts	358	373
Fees on originations of mortgage loans	57	81
Commissions and fees from investment and insurance sales	251	112
Other	144	148

Total noninterest income	810	714

Noninterest expense:
Salaries and employee benefits	1,562	1,455
Occupancy expense	172	175
Furniture and equipment	254	247
Office supplies and printing	60	73
Federal deposit insurance premiums	139	129
Capital stock tax	58	56
Advertising expense	29	31
Other	690	545

Total noninterest expense	2,964	2,711

Income before income tax expense	142	96

Income tax expense	35	29

Net income	$107	$67

Basic net income per share (note 5)	$0.07	$0.05

Diluted net income per share (note 5)	$0.07	$0.05

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Interest income:
Interest and fees on loans	$7,823	$7,824
Interest on securities:
U.S. Government agencies	229	191
Corporate	—	3
States and political subdivisions (taxable)	59	84
States and political subdivisions (tax exempt)	85	50
Other	41	37
Interest on federal funds sold	1	2

Total interest income	8,238	8,191

Interest expense:
Interest on deposits:
Savings and NOW accounts	429	669
Time - under $100	1,229	1,594
Time - $100 and over	676	763

Total interest expense	2,334	3,026

Net interest income	5,904	5,165

Provision for loan losses	1,382	772

Net interest income after provision for loan losses	4,522	4,393

Noninterest income:
Service charges and fees on deposit accounts	703	717
Fees on originations of mortgage loans	129	156
Commissions and fees from investment and insurance sales	427	237
Other	275	276

Total noninterest income	1,534	1,386

Noninterest expense:
Salaries and employee benefits	3,081	2,926
Occupancy expense	354	356
Furniture and equipment	520	503
Office supplies and printing	114	164
Federal deposit insurance premiums	269	255
Capital stock tax	115	113
Advertising expense	47	67
Other	1,243	1,035

Total noninterest expense	5,743	5,419

Income before income tax expense	313	360

Income tax expense	80	110

Net income	$233	$250

Basic net income per share (note 5)	$0.16	$0.17

Diluted net income per share (note 5)	$0.16	$0.17

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(Amounts in thousands of dollars, except share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	250	—	250
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $60	—	—	—	—	120	120
Restricted stock expense	10,500	2	4			6
Stock option expense			12			12

Balances, June 30, 2010	1,495,589	$4,457	$803	$21,556	$(577)	$26,239

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2010	1,495,589	$4,462	$850	$21,918	$(748)	$26,482

Net income	—	—	—	233	—	233
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $86	—	—	—	—	160	160
Restricted stock expense	1,000	6	16	—	—	22
Stock option expense	—	—	26	—	—	26

Balances, June 30, 2011	1,496,589	$4,468	$892	$22,151	$(588)	$26,923

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Cash flows from operating activities:
Net income	$233	$250

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	273	256
Amortization (accretion) of unearned fees, net	24	(20)
Net amortization of premiums and discounts on securities	24	39
Provision for loan losses	1,382	772
Accrual of stock based compensation	48	18
Net decrease (increase) in:
Accrued interest receivable	80	91
Prepaid FDIC insurance	251	255
Other assets	(366)	(73)
Net increase (decrease) in:
Accrued interest payable	(61)	(68)
Other liabilities	48	135

Net cash provided by operating activities	1,936	1,655

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,777)	(6,000)
Purchases of held-to-maturity securities	(1,550)	(2,707)
Proceeds from maturities and calls of available-for-sale securities	3,652	6,889
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	237	158
Purchase of Federal Reserve Bank stock	(2)	—
Sale (purchase) of Federal Home Loan Bank stock	12	(30)
Net decrease (increase) in loans made to customers	(4,393)	4,077
Purchases of bank premises and equipment	(90)	(26)

Net cash (used in) provided by investing activities	(6,911)	2,361

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,913	6,867
Net decrease in time deposits	(7,952)	(4,923)

Net cash (used in) provided by financing activities	(2,039)	1,994

Net increase (decrease) in cash and cash equivalents	(7,014)	5,960

Cash and cash equivalents, beginning of period	32,533	32,060

Cash and cash equivalents, end of period	$25,519	$38,020

Supplemental disclosure of noncash activities
Net change in other assets acquired in settlement of loans	$619	$72

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2011 (Unaudited)

(Amounts in thousands of dollars, except share and per share data)

(1) General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three months and six months ended June 30, 2011 and 2010, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2011 and 2010.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2010 Annual Report to Shareholders and additional information supplied in the 2010 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. At June 30, 2011 and December 31, 2010, the Company had no federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2011 and December 31, 2010, are shown in the table below. As of June 30, 2011, securities with amortized costs of $4,926 and fair values of $4,979 were pledged as collateral for public deposits and securities with amortized costs of $521 and fair values of $563 were pledged as collateral with the Federal Reserve Bank.

June 30, 2011
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$18,957	$171	$(4)	$19,124
Obligations of states and political subdivisions	2,784	103	—	2,887
Mortgage-backed securities-government	974	75	—	1,049
Other securities	110	—	—	110

Totals	$22,825	$349	$(4)	$23,170

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$6,007	$69	$(16)	$6,060

December 31, 2010
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$17,247	$168	$(219)	$17,196
Obligations of states and political subdivisions	3,381	90	—	3,471
Mortgage-backed securities-government	1,211	60	—	1,271
Other securities	110	—	—	110

Totals	$21,949	$318	$(219)	$22,048

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$4,469	$34	$103	$4,400

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company has the ability and intention to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of June 30, 2011.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $567 at June 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

FHLB and Federal Reserve stock are shown as a separate line items on the balance sheet and are not part of the available for sale securities portfolio.

(4) Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Balance at January 1,	$4,037	$3,723	$3,723
Provision for loan losses	1,382	1,878	772
Loans charged off	(1,323)	(1,765)	(802)
Recoveries	100	201	111

Balance at end of period,	$4,196	$4,037	$3,804

(5) Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and six months ended June 30, 2011 and 2010, there were 54,500 potentially dilutive contracts to issue common stock outstanding in the form of 17,000 stock options and 37,500 stock appreciation rights (“SARs”), all of which were anti-dilutive during each period.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three months Ended June 30, 2011	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$107	1,496,259	$0.07

Effect of dilutive stock options and SARs:	—	—

Diluted net income per share	$107	1,496,259	$0.07

Three months Ended June 30, 2010
Basic net income per share	$67	1,492,127	$0.05

Effect of dilutive stock options and SARs:	—	—

Diluted net income per share	$67	1,492,127	$0.05

Six months Ended June 30, 2011	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$233	1,495,926	$0.16

Effect of dilutive stock options and SARs:	—	—

Diluted net income per share	$233	1,495,926	$0.16

Six months Ended June 30, 2010
Basic net income per share	$250	1,488,628	$0.17

Effect of dilutive stock options and SARs:	—	—

Diluted net income per share	$250	1,488,628	$0.17

(6) Fair Value Measurement

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

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available-for-sale. At December 31, 2010 and June 30, 2011, all securities available-for-sale fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for identical assets and liabilities. The Company had no Level 1 assets or liabilities on June 30, 2011 or December 31, 2010.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets consisted of goodwill on June 30, 2011 and December 31, 2010. The Company had no Level 3 liabilities on June 30, 2011 and December 31, 2010.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral or those that are written-down to the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $6,300 at June 30, 2011, all of which were Level 3 assets.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. Foreclosed assets totaled $1,058 at June 30, 2011, all of which were Level 3 assets.

Below is a table that presents information about certain assets and liabilities measured at fair value:

Fair Value Measurements on June 30, 2011

Description	Total Carrying Amount in the Consolidated Balance Sheet 6/30/2011	Assets/Liabilities Measured at Fair Value 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$23,170	$23,170	—	$23,170	—
Impaired loans (nonrecurring)	$6,140	$6,140	—	—	$6,140
Foreclosed assets (nonrecurring)	$1,058	$1,058	—	—	$1,058

Fair Value Measurements on December 31, 2010

Description	Total Carrying Amount in the Consolidated Balance Sheet 12/31/2010	Assets/Liabilities Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sales securities	$22,048	$22,048	—	$22,048	—
Impaired loans (nonrecurring)	$7,073	$7,073	—	—	$7,073
Foreclosed assets (nonrecurring)	$474	$474	—	—	$474

(7) Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2010 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$25,519	$25,519	$32,533	$32,533
Securities:
Available-for-sale	23,170	23,170	22,048	22,048
Held-to-maturity	6,007	6,060	4,469	4,400
Federal Reserve Bank stock	137	137	135	135
Federal Home Loan Bank stock	567	567	579	579
Loans, net of unearned income and fees	267,398	273,730	265,030	270,488
Accrued interest receivable	997	997	1,077	1,077

Total financial assets	$323,795	$330,180	$325,871	$331,260

Financial liabilities:
Deposits	$304,915	$311,126	$306,954	$312,863
Accrued interest payable	439	439	500	500
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$307,354	$313,565	$309,454	$315,363

(8) Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which Bankshares’ Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2010, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2010	17,000	$14.00-14.75	$14.33	$244
Outstanding at June 30, 2011	17,000	$14.00-14.75	$14.33	$244

The 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which Bankshares’ Board of Directors may grant stock options and other equity awards to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. On February 9, 2010, Bankshares’ Board of Directors amended the 2004 Plan to expand the types of awards that can be granted under the plan. As amended, the 2004 Plan authorizes the issuance of up to 100,000 shares of the Company’s authorized but unissued common stock through awards of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards.

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At June 30, 2011, 11,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 51,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2010	37,500	$9.00 - 9.00	$9.00	$338
Outstanding at June 30, 2011	37,500	$9.00 - 9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	10,500	$9.00
Outstanding at June 30, 2011	11,500	$8.96

Under ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $47 in the first six months of 2011 and $21 in the second quarter of 2011.

(9) Impact of Recently Issued and Adopted Accounting Standards

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The company is currently evaluating the impact of this amendment on the consolidated financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

As of August 12, 2011, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2011 were $335,502 down 0.48% from $337,113 at December 31, 2010. The principal components of the Company’s assets at the end of the period were $267,398 in net loans, $29,177 in securities and $25,519 in cash and cash equivalents. During the six-month period ended June 30, 2011, net loans increased 0.89% or $2,368 from $265,030 at December 31, 2010. Also during the six-month period, securities increased 10.03% or $2,660 from December 31, 2010.

Total liabilities at June 30, 2011 were $308,579, down 0.66% from $310,631 at December 31, 2010, primarily as a result of a decrease in time deposits of $7,952 or 5.04% partially offset by an increase in savings and NOW accounts of $6,138 or 5.20% and a decrease in demand deposits of $225 or 0.72% from December 31, 2010. The decrease in time deposits was a result of management’s interest rate management strategy and a migration of certificate of deposit customers to our KaChing! interest checking account. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2011 was $26,923 including $22,151 in retained earnings and $588 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized losses on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2010, total stockholders’ equity was $26,482.

The Company had net income of $233 for the six months ended June 30, 2011, compared with net income of $250 for the six months ended June 30, 2010. The Company had net income of $107 for the three months ended June 30, 2011, compared with net income of $67 for the three months ended June 30, 2010. The decrease in net income for the six month period was primarily due to a $610 increase in provision for loan losses and a $101 increase in losses and expenses on foreclosed assets that were included in noninterest expense as other operating expenses. These other operating expenses increased $208 for the six months ended June 30, 2011 compared to the same period in 2010. These increased expenses were largely offset by a $739 increase in net interest income due to improvements in the net interest margin. The increase in net income for the three month period was primarily due to a $403 increase in net interest income partially offset by a $200 increase in provision for loan losses.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.14% for the six months ended June 30, 2011, down from 0.15% for the same period of 2010. Another key indicator of performance, the return on average equity (“ROE”), for the six months ended June 30, 2011 was 1.75%, down from 1.92% for the six months ended June 30, 2010. Compared to the first quarter 2011, slightly lower returns in the second quarter 2011 were the result of an increase in our loan loss provision, as the Company conservatively monitors troubled assets and prioritizes asset quality in this economic downturn.

The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $5,904 for the six months ended June 30, 2011 compared to $5,165 for the six months ended June 30, 2010 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $3,005 for the three months ended June 30, 2011 compared to $2,602 for the three months ended June 30, 2010.

The net interest margin increased to 3.69% for the six months ended June 30, 2011, from 3.34% for the six months ended June 30, 2010, and was 3.73% versus 3.32% for the second quarter of 2011 and 2010, respectively. Over the past twelve months, rates paid to fund earning assets have fallen at a faster pace than the yield received on earning assets.

Interest income increased 0.57% and 0.37% for the six and three months ended June 30, 2011, respectively, compared to the same periods of 2010 as total loans increased by $6,788 since June 30, 2010 while the yield on interest-earning assets decreased by 15 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest rate environment.

Interest and fees on loans was $7,823 for the six-month period ended June 30, 2011, down from $7,824 for the same period in 2010. Interest and fees on loans was $3,902 for the three-month period ended June 30, 2011, down from $3,908 for the same period in 2010.

The slight decreases were due to a decrease in yield over the past year. Interest from securities and federal funds sold was $415 for the six months ended June 30, 2011, up from $367 for the six months ended June 30, 2010. Interest from securities and federal funds sold was $220 for the three months ended June 30, 2011, up from $199 for the three months ended June 30, 2010. Interest from securities and federal funds sold increased largely due to the Company’s increased securities portfolio in 2011 compared to 2010.

Interest expense was $2,334 for the six months ended June 30, 2011, down from $3,026 for the six months ended June 30, 2010. Interest expense was $1,117 for the three months ended June 30, 2011, down from $1,505 for the three months ended June 30, 2010.

Interest expense decreased 22.87% for the six months ended June 30, 2011 and decreased 25.78% for the three months ended June 30, 2011, compared to the same periods of 2010. Deposits have increased by $853 in the past twelve months; however, the rate paid for deposits has fallen by 50 basis points in the same time period. The decrease in cost of deposits is due mainly to deposit repricing strategies employed by management in the lower interest rate environment.

NONINTEREST INCOME

Noninterest income increased $148 or 10.68% for the six months ended June 30, 2011 compared to the same period of 2010. Noninterest income increased $96 or 13.45% for the three months ended June 30, 2011 compared to the same period of 2010. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees on the sale of investment products. The increases from the six-month and three-month periods in 2010 were due mainly to 80.17% and 124.11% increases, respectively, in commissions and fees from the sales of investment products.

NONINTEREST EXPENSE

Noninterest expense increased $324 or 5.98% for the six months ended June 30, 2011 compared to the same period of 2010. Noninterest expense increased $253 or 9.33% for the three months ended June 30, 2011 compared to the same period of 2010. The increase in noninterest expense for the six and three-month periods is attributed primarily to a $155 and $107 increase in salaries and employee benefits for the six and three month periods ending June 30, 2011, respectively, due to higher commissions paid in connection with investment product sales. Noninterest expense also increased due to increased debit card costs and an $101 increase in losses associated with foreclosed properties.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $1,382 in the first six months of 2011 and $709 in the second quarter of 2011 in recognition of management’s estimate of losses inherent within the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,196 as of June 30, 2011, representing approximately 1.54% of total loans outstanding, compared to an allowance of $4,037 as of December 31, 2010, or 1.50% of total loans outstanding, and $3,804 as of June 30, 2010, or 1.44% of total loans outstanding. At June 30, 2011 the allowance for loan losses was equal to 66.60% of the Company’s nonperforming loans.

The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to the economic downturn, depressed collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of June 30, 2011 to provide for probable loan losses inherent in the Company’s loan portfolio. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience some weaknesses in its loan portfolio throughout 2011 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision and allowance as deemed appropriate.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off and the amount of the allowance for the periods indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Six Months	Six Months
	Ended	Ended
	6/30/2011	6/30/2010
Balance at beginning of period	$4,037	$3,723

Loan charge-offs:
Residential	(886)	(283)
Commercial real estate	(141)	(275)
Commercial	(56)	(27)
Consumer	(240)	(217)

Total loan charge-offs	(1,323)	(802)

Loan recoveries:
Residential	3	5
Commercial real estate	2	2
Commercial	14	3
Consumer	81	101

Total recoveries	100	111

Net loan charge-offs	(1,223)	(691)

Provision for loan losses	1,382	772

Balance at end of period	$4,196	$3,804

The following table presents information on the Company’s allowance for loan losses and evaluations for impairment:

Allowance for Loan Losses and Recorded Investment in Loans

For the Six months Ended June 30, 2011

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$258	$1,126	$424	$2,229	$4,037
Charge-offs	(56)	(141)	(240)	(886)	(1,323)
Recoveries	14	2	81	3	100
Provision for loan losses	204	221	146	811	1,382

Ending Balance	$420	$1,208	$411	$2,157	$4,196

Ending balance: individually evaluated for impairment	—	—	—	—	—

Ending balance: collectively evaluated for impairment	420	1,208	411	2,157	4,196

Loans:
Total loans ending balance	$24,114	$54,624	$45,646	$147,210	$271,594

Ending balance: loans individually evaluated for impairment	—	—	56	6,084	6,140

Ending balance: loans collectively evaluated for impairment	$24,114	$54,624	$45,590	$141,126	$265,454

Recorded Investment in Loans

For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Ending balance: individually evaluated for impairment	—	—	—	29	29

Ending balance: collectively evaluated for impairment	258	264	424	3,062	4,008

Loans:
Total loans ending balance	$22,794	$53,885	$47,807	$144,700	$269,186

Ending balance: individually evaluated for impairment	13	292	52	6,716	7,073

Ending balance: collectively evaluated for impairment	$22,781	$53,593	$47,755	$137,984	$262,113

Ending allowance for loan losses:

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

The following table illustrates the Company’s credit quality indicators:

Credit Quality Indicators

As of June 30, 2011

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$21,517	$45,500	$45,467	$133,264	$245,748
Special Mention	1,855	6,380	—	2,321	10,556
Substandard	742	2,744	179	11,625	15,290
Doubtful	—	—	—	—	—

Total	$24,114	$54,624	$45,646	$147,210	$271,594

Credit Quality Indicators

As of December 31, 2010

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$21,978	$44,553	$47,621	$127,343	$241,495
Special Mention	678	7,224	67	7,005	14,974
Substandard	138	2,108	119	9,969	12,334
Doubtful	—	—	—	383	383

Total	$22,794	$53,885	$47,807	$144,700	$269,186

The Company had no loans included in the “Loss” category as of June 30, 2011 or December 31, 2010.

The following table presents information on the Company’s impaired loans and their related allowance, average recorded investment and interest income recognized:

Impaired Loans

As of and for the Six months Ended June 30, 2011

	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	—	$100	—
Commercial real estate	—	—	97	—
Consumer	56	—	85	—
Residential	6,084	—	6,450	47

With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	—	—	99	—

Total:
Commercial	—	—	100	—
Commercial real estate	—	—	97	—
Consumer	56	—	85	—
Residential	$6,084	$—	$6,549	$47

Impaired Loans

As of and for the Year Ended December 31, 2010

	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial	$13	—	$14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	6,636	—	6,012	306
With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	80	29	80	—

Total:
Commercial	13	—	14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	$6,716	$29	$6,092	$306

NONPERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in 2008 and has continued through the end of the second quarter of 2011 has led to an increase in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company will continue to monitor the situation and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,358 at June 30, 2011 and $8,317 at December 31, 2010. Thirteen foreclosed properties were held as of June 30, 2011 totaling $1,058 compared to five foreclosed properties held on December 31, 2010 totaling $474. Nonaccrual loans were $6,140 at June 30, 2011 and $7,073 at December 31, 2010. Nonaccrual loans at June 30, 2011 related to both large and small credit relationships of majority of which were residential loans. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts when due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights	June 30, 2011	December 31, 2010
Nonaccrual loans	$6,140	$7,073
Loans 90 days or more past due	160	770
Total nonperforming loans	6,300	7,843
Foreclosed assets	1,058	474
Total nonperforming assets	7,358	8,317
Nonperforming loans to total loans	2.32%	2.91%
Nonperforming assets to total assets	2.19%	2.47%
Allowance for loan losses	$4,196	$4,037
Allowance for loan losses to total loans	1.54%	1.50%
Allowance for loan losses to nonperforming loans	66.60%	51.47%

The following table represents an age analysis of the Company’s past due loans:

Age Analysis of Past Due Loans

As of June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$101	$98	$—	$199	$24,215	$24,414	$—
Commercial real estate	366	—	—	366	54,258	54,624	—
Consumer	245	53	56	354	45,292	45,646	—
Residential	1,124	731	6,243	8,098	139,112	147,210	160

Total	$1,836	$882	$6,300	$9,018	$257,474	$271,594	$160

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$96	$51	$13	$160	$22,634	$22,794	$—
Commercial real estate	—	377	292	669	53,216	53,885	—
Consumer	394	144	90	628	47,179	47,807	38
Residential	2,235	415	7,448	10,098	134,602	144,700	732

Total	$2,725	$987	$7,843	$11,555	$257,631	$269,186	$770

The following table presents the balance of accruing loans 90 days or more past due by type as of the dates indicated.

	June 30, 2011	December 31, 2010
Loans 90 days or more past due by type:
Real estate loans	$160	$732
Loans to individuals	—	38
Commercial loans	—	—

Total accruing loans 90 days or more past due	$160	$770

The following presents information on the Company’s nonaccrual loans:

Loans in Nonaccrual Status

	June 30, 2011	December 31, 2010
Commercial	$—	$13
Commercial real estate	—	292
Consumer	56	52
Residential	6,084	6,716

Total	$6,140	$7,073

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 15.03% as of June 30, 2011 and 16.96% as of December 31, 2010. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $66,410 on June 30, 2011. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on June 30, 2011 and December 31, 2010. The Company had no borrowings with the Federal Home Loan Bank at June 30, 2011.

CAPITAL

The Company believes that its financial position at June 30, 2011 reflects liquidity and capital levels adequate to fund anticipated future business expansion. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $26,923 at June 30, 2011 compared to $26,482 at December 31, 2010. At June 30, 2011, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets)

was 8.46% compared to 8.36% at December 31, 2010. The Bank’s risk-based Tier 1 capital ratio was 10.16% at June 30, 2011 compared to 10.10% at December 31, 2010 and the Bank’s risk-based total capital ratio was 11.42% compared to 11.36% at December 31, 2010. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of the Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2010 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2011 equaled $1,163. Other commitments include commitments to extend credit. As of June 30, 2011, the Company had unused loan commitments of $57,739, including $31,700 in unused commitments with an original maturity exceeding one year. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on pages 21 through 23 herein and “Loans and Allowance for Loan Losses” on page 32 of Bankshares’ 2010 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 16, 2011)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 28, 2011)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. § 1350)

101	The following materials from Pinnacle Bankshares Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

AUGUST 12, 2011	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and
Chief Executive Officer
(principal executive officer)

AUGUST 12, 2011	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)