Form 10-Q
period 2011-09-30
PINNACLE BANKSHARES CORP
filed 2011-11-10
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At November 10, 2011, 1,496,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except for share amounts)

	September 30, 2011 (Unaudited)	December 31, 2010*
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$43,252	$32,533

Securities (note 3):
Available-for-sale, at fair value	18,180	22,048
Held-to-maturity, at amortized cost	5,998	4,469
Federal Reserve Bank stock, at cost	137	135
Federal Home Loan Bank stock, at cost	541	579
Loans, net (note 4)	264,843	265,030
Bank premises and equipment, net	6,661	6,932
Accrued interest receivable	942	1,077
Prepaid FDIC Insurance	1,061	1,376
Goodwill	539	539
Foreclosed Assets	743	474
Other assets	2,349	1,921

Total assets	$345,246	$337,113

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$35,075	$31,184
Savings and NOW accounts	131,737	117,944
Time	147,088	157,826

Total deposits	313,900	306,954

Note payable under line of credit	2,000	2,000
Accrued interest payable	412	500
Other liabilities	1,338	1,177

Total liabilities	317,650	310,631

Stockholders’ equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,496,589 shares at September 30, 2011 and 1,495,589 at December 31, 2010	4,471	4,462
Capital surplus	907	850
Retained earnings	22,759	21,918
Accumulated other comprehensive loss, net	(541)	(748)

Total stockholders’ equity	27,596	26,482

Total liabilities and stockholders’ equity	$345,246	$337,113

*	Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Interest income:
Interest and fees on loans	$3,979	$3,929
Interest on securities:
U.S. government corporations and agencies	107	112
States and political subdivisions (taxable)	29	36
States and political subdivisions (tax exempt)	41	25
Other	15	21
Interest on federal funds sold	1	1

Total interest income	4,172	4,124

Interest expense:
Interest on deposits:
Savings and NOW accounts	155	327
Time - under $100	571	764
Time - $100 and over	340	379

Total interest expense	1,066	1,470

Net interest income	3,106	2,654

Provision for loan losses	309	191

Net interest income after provision for loan losses	2,797	2,463

Noninterest income:
Service charges and fees on deposit accounts	372	391
Fees on originations of mortgage loans	160	206
Commissions and fees from investments and insurance sales	147	129
Other	179	129

Total noninterest income	858	855

Noninterest expense:
Salaries and employee benefits	1,459	1,523
Occupancy expense	184	186
Furniture and equipment	265	234
Office supplies and printing	53	61
Federal deposit insurance premiums	69	118
Capital stock tax	57	56
Advertising expense	26	31
Other	637	555

Total noninterest expense	2,750	2,764

Income before income tax expense	905	554

Income tax expense	297	180

Net income	$608	$374

Basic net income per share (note 5)	$0.40	$0.25
Diluted net income per share (note 5)	$0.40	$0.25

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Interest income:
Interest and fees on loans	$11,802	$11,754
Interest on securities:
U.S. government corporations and agencies	336	303
Corporate	—	3
States and political subdivisions (taxable)	88	120
States and political subdivisions (tax exempt)	126	75
Other	56	58
Interest on federal funds sold	2	3

Total interest income	12,410	12,316

Interest expense:
Interest on deposits:
Savings and NOW accounts	584	996
Time - under $100	1,800	2,357
Time - $100 and over	1,016	1,142

Total interest expense	3,400	4,495

Net interest income	9,010	7,821

Provision for loan losses	1,691	963

Net interest income after provision for loan losses	7,319	6,858

Noninterest income:
Service charges and fees on deposit accounts	1,075	1,108
Fees on originations of mortgage loans	289	362
Commissions and fees from investments and insurance sales	574	366
Other	454	404

Total noninterest income	2,392	2,240

Noninterest expense:
Salaries and employee benefits	4,540	4,449
Occupancy expense	538	542
Furniture and equipment	785	737
Office supplies and printing	167	225
Federal deposit insurance premiums	338	374
Capital stock tax	172	169
Advertising expense	73	98
Other	1,880	1,590

Total noninterest expense	8,493	8,184

Income before income tax expense	1,218	914

Income tax expense	377	290

Net income	$841	$624

Basic net income per share (note 5)	$0.56	$0.42
Diluted net income per share (note 5)	$0.56	$0.42

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Amounts in thousands of dollars, except for share amounts)

					Accumulated
					Other
	Common Stock		Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2009	1,485,089	$4,455	$787	$21,306	$(697)	$25,851

Net income	—	—	—	624	—	624
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $96	—	—	—	—	164	164
Restricted stock expense	10,500	5	10			15
Stock option expense			29			29

Balances, September 30, 2010	1,495,589	$4,460	$826	$21,930	$(533)	$26,683

					Accumulated
					Other
	Common Stock		Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2010	1,495,589	$4,462	$850	$21,918	$(748)	$26,482

Net income	—	—	—	841	—	841
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $107	—	—	—	—	207	207
Restricted stock expense	1,000	9	21			30
Stock option expense			36			36

Balances, September 30, 2011	1,496,589	$4,471	$907	$22,759	$(541)	$27,596

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Cash flows from operating activities:
Net income	$841	$624

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	407	385
Accretion of unearned fees, net	—	(20)
Net amortization of premiums and discounts on securities	44	47
Provision for loan losses	1,691	949
Accrual of stock based compensation	66	29
Net decrease (increase) in:
Accrued interest receivable	135	58
Prepaid FDIC insurance	315	347
Other assets	(475)	392
Net increase (decrease) in:
Accrued interest payable	(88)	(71)
Other liabilities	161	325

Net cash provided by operating activities	3,097	3,065

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,770)	(13,325)
Purchases of held-to-maturity securities	(1,550)	(4,342)
Proceeds from maturities and calls of held-to-maturity securities	—	1,000
Proceeds from maturities and calls of available-for-sale securities	12,645	8,899
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	286	233
Purchase of Federal Reserve Bank stock	(2)	(30)
Sale of Federal Home Loan Bank stock	38	—
Net decrease (increase) in loans made to customers	(1,835)	4,092
Purchases of bank premises and equipment	(136)	(67)

Net cash provided by (used in) investing activities	676	(3,540)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	17,684	6,260
Net decrease in time deposits	(10,738)	(4,862)

Net cash provided by financing activities	6,946	1,398

Net increase in cash and cash equivalents	10,719	923

Cash and cash equivalents, beginning of period	32,533	32,060

Cash and cash equivalents, end of period	$43,252	$32,983

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of noncash activities
Net change in other assets acquired in settlement of loans	$331	$194

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2011 (Unaudited)

(Amounts in thousands of dollars, except share and per share data)

(1)	General

The consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three months and nine months ended September 30, 2011 and 2010, and changes in stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2011 and 2010.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2010 Annual Report to Shareholders and additional information supplied in the 2010 Annual Report on Form 10-K.

The results of operations for the interim periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. At September 30, 2011 and December 31, 2010, the Company had no federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 2011 and December 31, 2010, are shown in the table below. As of September 30, 2011, securities with amortized costs of $4,318 and fair values of $4,447 were pledged as collateral for public deposits and securities with amortized costs of $495 and fair values of $536 were pledged as collateral with the Federal Reserve Bank.

	September 30, 2011
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$13,558	$203	$—	$13,761
Obligations of states and political subdivisions	3,173	135	—	3,308
Mortgage-backed securities- government	923	78	—	1,001
Other securities	110	—	—	110

Totals	$17,764	$416	$—	$18,180

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$5,998	$176	$—	$6,174

	December 31, 2010
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$17,247	$168	$(219)	$17,196
Obligations of states and political subdivisions	3,381	90	—	3,471
Mortgage-backed securities-government	1,211	60	—	1,271
Other securities	110	—	—	110

Totals	$21,949	$318	$(219)	$22,048

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$4,469	$34	$103	$4,400

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of September 30, 2011.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $541 at September 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

FHLB and Federal Reserve stock are shown as separate line items on the balance sheet and are not part of the available for sale securities portfolio.

(4)	Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010, and for the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010	September 30, 2010

Balance at January 1,	$4,037	$3,723	$3,723

Provision for loan losses	1,691	1,878	964

Loans charged off	(1,832)	(1,765)	(1,061)

Recoveries	176	201	127

Balance at end of period,	$4,072	$4,037	$3,753

(5)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the nine months ended September 30, 2011 and 2010, there were no potentially dilutive securities or other contracts to issue common stock outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three months Ended September 30, 2011	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$608	1,496,589	$0.40

Effect of dilutive stock options	—	—

Diluted net income per share	$608	1,496,589	$0.40

Three months Ended September 30, 2010

Basic net income per share	$374	1,495,589	$0.25

Effect of dilutive stock options	—	—

Diluted net income per share	$374	1,495,589	$0.25

Nine months Ended September 30, 2011	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$841	1,496,149	$0.56

Effect of dilutive stock options	—	—

Diluted net income per share	$841	1,496,149	$0.56

Nine months Ended September 30, 2010

Basic net income per share	$624	1,490,974	$0.42

Effect of dilutive stock options	—	—

Diluted net income per share	$624	1,490,974	$0.42

(6)	Comprehensive Income

The following table presents comprehensive income for the interim periods indicated below:

	Three months Ended
	September 30, 2011	September 30, 2010
Net income	$609	$374
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	47	44

Total comprehensive income	$656	$418

	Nine months Ended
	September 30, 2011	September 30, 2010
Net income	$841	$624
Change in net unrealized gains on available-for-sale securities, net of deferred income taxes	207	164

Total comprehensive income	$1,048	$788

(7)	Fair Value Measurement

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

In accordance with ASC 820, the Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company measures at fair value include securities available-for-sale. At December 31, 2010 and September 30, 2011, all securities available-for-sale fall into Level 2 of the fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange, are the quoted prices for identical assets and liabilities. The Company had no Level 1 assets or liabilities on September 30, 2011 or December 31, 2010.

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

Level 3 – Valuations for assets and liabilities are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities. Level 3 assets consisted of goodwill on September 30, 2011 and December 31, 2010. The Company had no Level 3 liabilities on September 30, 2011 and December 31, 2010.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral or those that are written-down to the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $5,440 at September 30, 2011, all of which were Level 3 assets.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. Foreclosed assets totaled $743 at September 30, 2011, all of which were Level 3 assets.

Below is a table that presents information about certain assets and liabilities measured at fair value:

Fair Value Measurements on September 30, 2011

Description	Total Carrying Amount in the Consolidated Balance Sheet 9/30/2011	Assets/Liabilities Measured at Fair Value 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$18,180	$18,180	—	$18,180	—
Impaired loans (nonrecurring)	$5,440	$5,440	—	—	$5,440
Foreclosed assets (nonrecurring)	$743	$743	—	—	$743

(8)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2010 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Approximate	Carrying	Approximate
	amounts	fair values	amounts	fair values
Financial assets:
Cash and due from banks	$43,252	$43,252	$32,533	$32,533
Securities:
Available-for-sale	18,180	18,180	22,048	22,048
Held-to-maturity	5,998	6,174	4,469	4,400
Federal Reserve Bank stock	137	137	135	135
Federal Home Loan Bank stock	541	541	579	579
Loans, net of unearned income and fees	264,843	274,609	265,030	270,488
Accrued interest receivable	942	942	1,077	1,077

Total financial assets	$333,893	$343,835	$325,871	$331,260

Financial liabilities:
Deposits	$313,900	$319,740	$306,954	$312,863
Accrued interest payable	412	412	500	500
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$316,312	$322,152	$309,454	$315,363

(9)	Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which Bankshares’ Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for use in the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At September 30, 2011, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2010	17,000	$14.00-14.75	$14.33	$244
Outstanding at September 30, 2011	7,500	$14.00-14.00	$14.00	$105

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

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for use in the 2004 Plan. All stock options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At September 30, 2011, 11,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 51,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2010	37,500	$9.00–9.00	$9.00	$338
Outstanding at September 30, 2011	37,500	$9.00-9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	10,500	$9.00
Outstanding at September 30, 2011	11,500	$8.96

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. Under ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $65 in the first nine months of 2011 and $18 in the third quarter of 2011.

(10)	Impact of Recently Issued and Adopted Accounting Standards

In July 2010, the Receivables topic of the ASC was amended by Accounting Standards Update (“ASU”) No. 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. Disclosures about troubled debt restructurings (“TDRs”) required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are effective for reporting periods beginning after June 15, 2011. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB ASC Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements other than the change in presentation of comprehensive income when this ASU is adopted.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

The Company adopted the amendments in ASU No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3,789 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $172 (310-40-65-1(b)).

As of November 10, 2011, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are not statements of historical fact and are based on current assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Forward-looking statements in this report include, without limitation, statements regarding asset quality, possible future actions to manage the credit quality of the loan portfolio, adequacy of the allowance for loan losses, adequacy of liquidity and capital levels, and expectations regarding the future economic and employment environment. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated in such statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business conditions and in the financial markets; unemployment levels; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate, including the effect the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder may have on the Company; regulatory compliance costs; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; the level of net loan charge-offs and adequacy of the allowance for loan losses; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements; forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at September 30, 2011 were $345,246 up 2.41% from $337,113 at December 31, 2010. The principal components of the Company’s assets at the end of the period were $264,843 in net loans, $43,252 in cash and cash equivalents and $24,178 in securities. During the nine-month period ended September 30, 2011, net loans decreased 0.07% or $187 from $265,030 at December 31, 2010. Cash and cash equivalents increased 32.95% or $10,719 due mainly to an increase in deposits and maturities and calls of securities as securities decreased 8.82% or $2,339 from December 31, 2010.

Total liabilities at September 30, 2011 were $317,650, up 2.26% from $310,631 at December 31, 2010, primarily as a result of an increase in savings and NOW accounts of $13,793 or 11.69% and an increase in demand deposits of $3,891 or 12.48% partially offset by a decrease in time deposits of $10,738 or 6.80% from December 31, 2010. The decrease in time deposits was a result of management’s interest rate management strategy and a migration of certificate of deposit customers to our KaChing! interest checking account. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at September 30, 2011 was $27,596 including $22,759 in retained earnings and $541 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized gains on available-for-sale securities and the funded status of the Company’s defined benefit postretirement plan. At December 31, 2010, total stockholders’ equity was $26,482.

The Company had net income of $841 for the nine months ended September 30, 2011, compared with net income of $624 for the nine months ended September 30, 2010. The Company had net income of $608 for the three months ended September 30, 2011, compared with net income of $374 for the three months ended September 30, 2010. The increase in net income for the nine months ended September 30, 2011 was primarily due to an increase in net interest income, stemming from an improvement in net interest margin, as well as an increase in noninterest income. These improvements were partially offset by increases in our provision for loan losses and noninterest expense.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.33% for the nine months ended September 30, 2011, up from 0.25% for the same period of 2010. Another key indicator of performance, the return on average equity (“ROE”), for the nine months ended September 30, 2011 was 4.17%, up from 3.17% for the nine months ended September 30, 2010.

The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $9,010 for the nine months ended September 30, 2011 compared to $7,821 for the nine months ended September 30, 2010 and is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits. Net interest income was $3,106 for the three months ended September 30, 2011 compared to $2,654 for the three months ended September 30, 2010.

The net interest margin increased to 3.73% for the nine months ended September 30, 2011, from 3.34% for the nine months ended September 30, 2010, and was 3.80% versus 3.34% for the third quarter of 2011 and 2010, respectively. Over the past twelve months, rates paid to fund earning assets have fallen at a faster pace than the yield received on earning assets, resulting in improved net interest margin and net interest income.

Interest income increased 0.76% and 1.16% for the nine and three months ended September 30, 2011, respectively, compared to the same periods of 2010 as total loans increased by $4,473 since September 30, 2010 while the yield on interest-earning assets decreased by 13 basis points in the same time period. The decrease in yield on interest earning assets is due mainly to the lower interest rate environment.

Interest and fees on loans was $11,802 for the nine-month period ended September 30, 2011, up from $11,754 for the same period in 2010. Interest and fees on loans was $3,979 for the three-month period ended September 30, 2011, up from $3,929 for the same period in 2010. The slight increases in interest and fees on loans for the nine months and three months ended September 30, 2011 were due to an increase in total loans over the past year. Interest from securities and federal funds sold was $608 for the nine months ended September 30, 2011, up from $562 for the nine months ended September 30,

2010. Interest from securities and federal funds sold was $193 for the three months ended September 30, 2011, down from $195 for the three months ended September 30, 2010. Interest from securities and federal funds sold for the nine months ended September 30, 2011 increased largely due to the Company’s increased securities portfolio in 2011 compared to 2010.

Interest expense was $3,400 for the nine months ended September 30, 2011, down from $4,495 for the nine months ended September 30, 2010. Interest expense was $1,066 for the three months ended September 30, 2011, down from $1,470 for the three months ended September 30, 2010.

Interest expense decreased 24.36% for the nine months ended September 30, 2011 and decreased 27.48% for the three months ended September 30, 2011, compared to the same periods of 2010. Deposits have increased by $10,383 in the past twelve months; however, the rate paid for deposits has fallen by 51 basis points in the same time period. The decrease in cost of deposits is due mainly to deposit repricing strategies employed by management in the lower interest rate environment.

NONINTEREST INCOME

Noninterest income increased $152 or 6.79% for the nine months ended September 30, 2011 compared to the same period of 2010. Noninterest income increased $3 or 0.35% for the three months ended September 30, 2011 compared to the same period of 2010. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, mortgage loan fees, and commissions and fees on the sale of investment products. The increase from the nine-month period in 2010 was due mainly to 56.83% increase in commissions and fees from the sales of investment products.

NONINTEREST EXPENSE

Noninterest expense increased $309 or 3.78% for the nine months ended September 30, 2011 compared to the same period of 2010. Noninterest expense decreased $14 or 0.51% for the three months ended September 30, 2011 compared to the same period of 2010. The increase in noninterest expense for the nine-month period is attributed primarily to a $91 increase in salaries and employee benefits due to higher commissions paid in connection with investment product sales. Noninterest expense also increased due to increased debit card costs and an increase in losses associated with foreclosed properties. These increases in expenses were partially offset by decreases in FDIC premiums, office supplies and advertising expenses. The decrease in noninterest expenses for the three-month period is attributed primarily to lower salary and FDIC premium costs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $1,691 in the first nine months of 2011 and $309 in the third quarter of 2011 in recognition of management’s estimate of losses inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,072 as of September 30, 2011, representing approximately 1.51% of total loans outstanding, compared to an allowance of $4,037 as of December 31, 2010, or 1.50% of total loans then outstanding, and $3,753 as of September 30, 2010, or 1.42% of total loans then outstanding. At September 30, 2011 the allowance for loan losses was equal to 74.85% of the Company’s nonperforming loans.

The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to the economic downturn, depressed collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of September 30, 2011 to provide for probable loan losses inherent in the Company’s loan portfolio. The allowance was calculated in adherence to regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience some weaknesses in its loan portfolio throughout 2011 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision and allowance as deemed appropriate.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off and the amount of the allowance for the periods indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended 9/30/2011	Nine Months Ended 9/30/2010
Balance at beginning of period	$4,037	$3,723

Loan charge-offs:
Residential	(957)	(470)
Commercial real estate	(394)	(275)
Commercial	(81)	(32)
Consumer	(400)	(284)

Total loan charge-offs	(1,832)	(1,061)

Loan recoveries:

Residential	7	6

Commercial real estate	3	2

Commercial	31	4
Consumer	135	115

Total recoveries	176	127

Net loan charge-offs	(1,656)	(934)

Provision for loan losses	1,691	964

Balance at end of period	$4,072	$3,753

The following table presents information on the Company’s allowance for loan losses and evaluations for impairment:

Allowance for Loan Losses and Recorded Investment in Loans

For the Nine Months Ended September 30, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:

Beginning balance	$258	$1,126	$424	$2,229	$4,037

Charge-offs	(81)	(394)	(400)	(957)	(1,832)

Recoveries	31	3	135	7	176
Provision for loan losses	200	352	233	906	1,691

Ending Balance	$408	$1,087	$392	$2,185	$4,072

Ending balance: individually evaluated for impairment	—	—	—	—	—

Ending balance: collectively evaluated for impairment	408	1,087	392	2,185	4,072

Loans:
Total loans ending balance	$22,929	$51,602	$46,355	$148,029	$268,915

Ending balance: loans individually evaluated for impairment	80	170	51	5,139	5,440

Ending balance: loans collectively evaluated for impairment	$22,849	$51,432	$46,304	$142,890	$263,475

For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Ending balance: individually evaluated for impairment	—	—	—	29	29

Ending balance: collectively evaluated for impairment	258	264	424	3,062	4,008

Loans:
Total loans ending balance	$22,794	$53,885	$47,807	$144,700	$269,186

Ending balance: individually evaluated for impairment	13	292	52	6,716	7,073

Ending balance: collectively evaluated for impairment	$22,781	$53,593	$47,755	$137,984	$262,113

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

The following tables illustrate the Company’s credit quality indicators:

Credit Quality Indicators

As of September 30, 2011

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$19,809	$43,277	$46,176	$134,630	$243,892
Special Mention	2,714	5,924	—	2,892	11,530
Substandard	406	2,401	179	10,507	13,493
Doubtful	—	—	—	—	—

Total	$22,929	$51,602	$46,355	$148,029	$268,915

Credit Quality Indicators

As of December 31, 2010

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$21,978	$44,553	$47,621	$127,343	$241,495
Special Mention	678	7,224	67	7,005	14,974
Substandard	138	2,108	119	9,969	12,334
Doubtful	—	—	—	383	383

Total	$22,794	$53,885	$47,807	$144,700	$269,186

The Company had no loans included in the “Loss” category as of September 30, 2011 or December 31, 2010.

The following table presents information on the Company’s impaired loans and their related allowance, average recorded investment and interest income recognized:

Impaired Loans

As of and for the Nine Months Ended September 30, 2011

			Average	Interest
	Recorded	Related	Recorded	Income
	Investment	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$80	—	$95	—
Commercial real estate	170	—	115	—
Consumer	51	—	77	—
Residential	5,139	—	6,122	47

With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	—	—	74	—

Total:
Commercial	80	—	95	—
Commercial real estate	170	—	115	—
Consumer	51	—	77	—
Residential	$5,139	$—	$6,196	$47

Impaired Loans

As of and for the Year Ended December 31, 2010

			Average	Interest
	Recorded	Related	Recorded	Income
	Investment	Allowance	Investment	Recognized

Commercial	$13	—	$14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	6,636	—	6,012	306
With allowance recorded:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	—	—	—	—
Residential	80	29	80	—

Total:
Commercial	13	—	14	—
Commercial real estate	292	—	298	—
Consumer	52	—	109	1
Residential	$6,716	$29	$6,092	$306

NONPERFORMING ASSETS AND IMPAIRED LOANS

The economic downturn that started in late 2007 and the stagnant economy that followed has led a heightened level in the Company’s nonperforming assets although the Company’s nonperforming assets have decreased from December 31, 2010 to September 30, 2011. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company is continuing to monitor the situation and is taking steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $6,183 at September 30, 2011 and $8,317 at December 31, 2010. Eleven foreclosed properties were held as of September 30, 2011 totaling $743 compared to five foreclosed properties held on December 31, 2010 totaling $474. Nonaccrual loans were $5,440 at September 30, 2011 and $7,073 at December 31, 2010. Nonaccrual loans at September 30, 2011 related to both large and small credit relationships, a majority of which were residential loans. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts when due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

	September 30,	December 31,
	2011	2010
Asset Quality Highlights
Nonaccrual loans	$5,440	$7,073

Loans 90 days or more past due	—	770

Total nonperforming loans	5,440	7,843

Foreclosed assets	743	474

Total nonperforming assets	6,183	8,317

Nonperforming loans to total loans	2.02%	2.91%

Nonperforming assets to total assets	1.79%	2.47%

Allowance for loan losses	$4,072	$4,037

Allowance for loan losses to total loans	1.51%	1.50%

Allowance for loan losses to nonperforming loans	74.85%	51.47%

The following table represents an age analysis of the Company’s past due loans:

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$56	$—	$80	$136	$22,793	$22,929	$—
Commercial real estate	—	—	170	170	51,432	51,602	—

Consumer	232	17	51	300	46,055	46,355	—

Residential	751	68	5,139	5,958	142,071	148,029	—

Total	$1,039	$85	$5,440	$6,564	$262,351	$268,915	$—

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past	60-89 Days Past	Greater Than	Total Past		Total	Recorded Investment> 90 Days and
	Due	Due	90 Days	Due	Current	Loans	Accruing
Commercial	$96	$51	$13	$160	$22,634	$22,794	$—
Commercial real estate	—	377	292	669	53,216	53,885	—

Consumer	394	144	90	628	47,179	47,807	38

Residential	2,235	415	7,448	10,098	134,602	144,700	732

Total	$2,725	$987	$7,843	$11,555	$257,631	$269,186	$770

The following table presents the balance of accruing loans 90 days or more past due by type as of the dates indicated.

	September 30, 2011	December 31, 2010
Loans 90 days or more past due by type:
Real estate loans	$—	$732
Loans to individuals	—	38
Commercial loans	—	—

Total accruing loans 90 days or more past due	$—	$770

The following presents information on the Company’s nonaccrual loans:

Loans in Nonaccrual Status

	September 30, 2011	December 31, 2010
Commercial	$80	$13
Commercial real estate	170	292
Consumer	51	52
Residential	5,139	6,716

Total	$5,440	$7,073

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories.

Rate Modification with a modification in which the interest rate is changed.

Term Modification with a modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification with a modification in which the loan is converted to interest only payments for a period of time.

Payment Modification with a modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification with any other type of modification, including the use of multiple categories above.

There were no available commitments for troubled debt restructurings outstanding as of September 30, 2011 or September 30, 2010.

The following tables present troubled debt restructurings as of September 30, 2011 and 2010:

	September 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modifications

Commercial	$—	$—	$—
Commercial real estate	679	—	679
Consumer	—	—	—
Residential	557	2,553	3,110

Total	$1,236	$2,553	$3,789

	December 31, 2010
	Accrual	Non-Accrual	Total
	Status	Status	Modifications

Commercial	$—	$—	$—
Commercial real estate	687	—	687
Consumer	39	—	39
Residential	558	1,978	2,536

Total	$1,284	$1,978	$3,262

The Company’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally deems to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010, respectively:

Three months ended September 30, 2011
	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Pre-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	—	$—		$—	—	$—

	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Post-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	—	$—		$—	—	$—

	Three months ended September 30, 2010
	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Pre-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	1	780	1	780
Consumer	—	—	—	—	—	—	—	—	1	40	1	40
Residential	—	—	—	—	—	—	—	—	2	2,407	2	2,407

Total	—	$—	—	$—	—	$—	—	$—	4	$3,227	4	$3,227

	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Post-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	1	800	1	800
Consumer	—	—	—	—	—	—	—	—	1	40	1	40
Residential	—	—	—	—	—	—	—	—	2	2,682	2	2,682

Total	—	$—	—	$—	—	$—	—	$—	4	$3,522	4	$3,522

	Nine months ended September 30, 2011
	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Pre-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	1	500	1	500

Total	—	$—	—	$—	—	$—	—	$—	1	$500	1	$500

	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Post-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	1	555	1	555

Total	—	$—	—	$—	—	$—	—	$—	1	$555	1	$555

	Nine months ended September 30, 2010
	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Pre-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	1	780	1	780
Consumer	—	—	—	—	—	—	—	—	1	40	1	40
Residential	—	—	—	—	—	—	—	—	2	2,407	2	2,407

Total	—	$—	—	$—	—	$—	—	$—	4	$3,227	4	$3,227

	#	Rate Modifications	#	Term Modifications	#	Interest-Only Modifications	#	Payment Modifications	#	Combination Modifications	#	Total Modifications
Post-Modification Outstanding Recorded Investment
Commercial	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	1	800	1	800
Consumer	—	—	—	—	—	—	—	—	1	40	1	40
Residential	—	—	—	—	—	—	—	—	2	2,682	2	2,682

Total	—	$—	—	$—	—	$—	—	$—	4	$3,522	4	$3,522

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring (i) within 12 months of the restructure date (ii) during the three and nine month periods ended September 30, 2011 and 2010, respectively:

Three months ended
	September 30, 2011		September 30, 2010
	#		#

Commercial real estate	—	$—	—	$—
Consumer	—	—	—	—
Residential	—	—	—	—
Total	1	554	—	—

	1	$554	—	$—

	Nine months ended
	September 30, 2011		September 30, 2010
	#		#

Commercial real estate	—	$—	—	$—
Consumer	1	39	—	—
Residential	—	—	—	—
Total	1	554	—	—

	2	$593	—	$—

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 18.60% as of September 30, 2011 and 16.96% as of December 31, 2010. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,740 on September 30,

2011. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on September 30, 2011 and December 31, 2010. The Company had no borrowings with the Federal Home Loan Bank at September 30, 2011.

CAPITAL

The Company believes that its financial position at September 30, 2011 reflects liquidity and capital levels adequate to fund anticipated funding needs. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $27,596 at September 30, 2011 compared to $26,482 at December 31, 2010. At September 30, 2011, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.59% compared to 8.36% at December 31, 2010. The Bank’s risk-based Tier 1 capital ratio was 10.56% at September 30, 2011 compared to 10.10% at December 31, 2010 and the Bank’s risk-based total capital ratio was 11.81% at September 30, 2011 compared to 11.36% at December 31, 2010. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of the Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2010 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2011 equaled $946. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of September 30, 2011, the Company had unused loan commitments of $52,052, including $29,489 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on pages 26 through 30 herein and “Loans and Allowance for Loan Losses” on page 32 of Bankshares’ 2010 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q filed on May 16, 2011)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 28, 2011)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. § 1350)

101	The following materials from Pinnacle Bankshares Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

NOVEMBER 10, 2011	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and
Chief Executive Officer
(principal executive officer)

NOVEMBER 10, 2011	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)