Form 10-K
period 2011-12-31
PINNACLE BANKSHARES CORP
filed 2012-03-28
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2011 was $10,101,976.

There were 1,496,589 shares of common stock of the issuer outstanding as of March 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 10, 2012 are incorporated by reference in Part III of this report.

PINNACLE BANKSHARES CORPORATION

2011 FORM 10-K ANNUAL REPORT

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

The Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, eastern Bedford County, Amherst County and the city of Lynchburg from facilities located in Campbell County, Bedford County, the town of Altavista, the town of Amherst, the town of Rustburg and the city of Lynchburg, Virginia. In June 1999 the Company opened the Airport facility, located just outside the Lynchburg city limits, and in August 2000, opened the Old Forest Road facility, located on Old Forest Road in Lynchburg, and the Brookville Plaza facility, located on Timberlake Road in Lynchburg. In August 2004 the Company opened the Forest facility, located in Forest, Bedford County, Virginia. In July 2005 the Company opened the Smith Mountain Lake loan production facility, located in Moneta, Franklin County, Virginia and closed the facility in May 2011. In May 2006 the Company relocated the Brookville Plaza facility to Timberlake Road in Campbell County. In November 2006, the Company opened a temporary Amherst facility located in the town of Amherst. The Company opened a permanent Amherst facility on South Main Street in Amherst in March 2008. In February 2009, the Company opened the Rustburg facility, located on Village Highway in the Rustburg Marketplace Shopping Center, which further increases our presence in Campbell County.

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. Eight properties valued at $645,000 are being held in other real estate owned as of December 31, 2011.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure with respect to the Company’s corporate operations and internal controls The Company is complying with the SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

When enacted in 2002, Section 404(a) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2012, the SEC had delayed implementation of Section 404(b) of the SOX for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX, and the SEC made conforming amendments to certain of its rules and forms in September 2010.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”), and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies. The Dodd-Frank Act amended provisions of the BHCA (and corresponding provisions of the Federal Deposit Insurance Act (the “FDIA”)) to require that a bank holding company be well capitalized and well managed before the FRB will approve an interstate bank acquisition or merger. Also as a result of the Dodd-Frank Act, banks also are able to branch across state lines, provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state. Additionally, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

A bank holding company is also prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

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

As of December 31, 2011, the Company and Bank both met all applicable capital requirements imposed by regulation. At December 31, 2011, the Risk-based Capital Ratios of the Company and the Bank were 11.24 percent and 11.79 percent, respectively. At December 31, 2011, the Tier 1 Risk-based Capital Ratios of the Company and the Bank were 9.99 percent and 10.53 percent, respectively. At December 31, 2011, the Leverage Ratios of the Company and the Bank were 8.12 percent and 8.56 percent, respectively.

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

As of December 31, 2011, both the Company and the Bank were considered “well capitalized.”

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank, including the following provisions affecting the business of the Company and the Bank:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining and enforcing compliance with Federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the FRB’s regulations that set maximum interchange fees, these regulations are expected to significantly impact the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implemented other far-reaching changes to the financial regulatory landscape, including provisions that:

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

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank or their customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company’s and the Bank’s future raising activities. Although the Company and Bank have not issued trust preferred securities, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. For purposes of this extension, the definition of noninterest-bearing transaction accounts includes traditional checking accounts or demand deposit accounts on which no interest is paid and Interest on Lawyer Trust Accounts (IOLTAs), and excludes negotiable order of withdrawal consumer checking accounts (NOW accounts) and money-market deposit accounts. The extended program is not optional and will no longer be funded by separate premiums. This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December, 31, 2012.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the FDIC. Under the risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories as applied to small institutions, Risk Category 1, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for insurances not well rated and well capitalized. The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates, following a notice-and-comment rulemaking.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts beginning January 1, 2011 and continuing through December 2012. For purposes of this extension, the definition of noninterest-bearing transaction accounts excludes negotiable order of withdrawal consumer checking accounts (or NOW accounts). The extended program is not optional and will no longer be funded by separate premiums.

In February 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target “designated reserve ratio” for the DIF. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The changes went into effect beginning with the second quarter of 2011, and began affecting premiums payable at the end of September 2011.

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans Administration and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other Federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices. The CFPB has stated that it will focus on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and depository institutions with a more specialized focus, and (iv) non-depository companies that offer one or more consumer financial products or services.

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecast.

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

Employees

As of December 31, 2011, the Company had 105 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years

Aubrey H. Hall, III (41)	President & Chief Executive Officer of Pinnacle Bankshares Coporation and Chief Executive Officer and Trust Officer of First National Bank since July 2011; Director, Pinnacle Bankshares Corporation and First National Bank since 2011. Previously, Executive Vice President of Pinnacle Bankshares Corporation and President and Chief Operating Officer of First National Bank from January 2011 to July 2011 and Chief Lending Officer of First National Bank from 2007 to 2011.

Carroll E. Shelton (61)	Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Credit Officer of First National Bank since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (40)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Senior Vice President of First National Bank since April 2010, Cashier and Chief Financial Officer of First National Bank since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

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

The Old Forest Road Office, located at 3309 Old Forest Road in Lynchburg, Virginia, consists of a single-story building owned by the Bank.

The Timberlake Office, located at 20865 Timberlake Road in Campbell County, Virginia, consists of a single-story building leased for $4,282 per month through April 2012.

The Forest Office, located at 14417 Forest Road in Forest, Virginia, consists of a single-story building owned by the Bank.

The Amherst Office, located at 130 South Main Street in Amherst, Virginia, consists of a single-story building leased for $10,878 per month through March 2013.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained on the inside back cover of the 2011 Annual Report to Shareholders, under the caption “Market for Common Equity and Related Stockholder Matters” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 6 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 26 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 27 through 65 of the 2011 Annual Report to Shareholders, are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) to be held on April 10, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 5 through 10 of the 2012 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 11 of the 2012 Proxy Statement under the caption “Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference. The information regarding the Company’s Nominating Committee required by this item is contained on pages 12 and 13 of the 2012 Proxy Statement under the caption “Committees of the Board of Directors-Nominating Committee” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Conflict of Interest Policy that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We have posted this Code on our internet website at www.1stnatbk.com under “Investor Relations”. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions, on www.1stnatbk.com “Investor Relations” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.	Executive Compensation.

The information on Executive Compensation required by this item is contained on pages 14 through 19 of the 2012 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on page 13 of the 2012 Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 4 of the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by shareholders	45,000	(1)	$9.96	55,000	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	45,000		$9.96	55,000

(1)	Reflects shares to be issued pursuant to outstanding options granted under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.
(2)	Reflects shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 2004 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 11 through 14 of the 2012 Proxy Statement under the captions “Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 21 of the 2012 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a)(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

13	2011 Annual Report to Shareholders

21	Subsidiaries of Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

100	The following materials from Pinnacle Bankshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

March 28, 2012	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aubrey H Hall, III	President, Chief Executive Officer and Director	March 28, 2012
Aubrey H. Hall, III	(principal executive officer)

/s/ Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer	March 28, 2012
Bryan M. Lemley	(principal financial and accounting officer)

/s/ A. Willard Arthur	Director	March 28, 2012
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 28, 2012
James E. Burton, IV

/s/ John P. Erb	Director	March 28, 2012
John P. Erb

/s/ Thomas F. Hall	Director	March 28, 2012
Thomas F. Hall

/s/ R.B. Hancock, Jr.	Director	March 28, 2012
R.B. Hancock, Jr.

/s/ A. Patricia Merryman	Director	March 28, 2012
A. Patricia Merryman

/s/ William F. Overacre	Director	March 28, 2012
William F. Overacre

/s/ Carroll E. Shelton	Director	March 28, 2012
Carroll E. Shelton

/s/ C. Bryan Stott	Director	March 28, 2012
C. Bryan Stott

/s/ John L. Waller	Director	March 28, 2012
John L. Waller

/s/ Michael E. Watson	Director	March 28, 2012
Michael E. Watson