Form 10-Q
period 2012-03-31
PINNACLE BANKSHARES CORP
filed 2012-05-11
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

At May 11, 2012, 1,507,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

March 31, 2012

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share data)

	March 31, 2012 (Unaudited)	12/31/2011*
Assets

Cash and cash equivalents (note 2):
Cash and due from banks	$37,721	$37,547

Securities (note 3):
Available-for-sale, at fair value	21,506	18,780
Held-to-maturity, at amortized cost	6,302	5,989
Federal Reserve Bank stock, at cost	137	137
Federal Home Loan Bank stock, at cost	528	528
Loans, net (note 4)	267,827	267,123
Bank premises and equipment, net	6,505	6,537
Accrued interest receivable	968	1,009
Prepaid FDIC Insurance	921	991
Goodwill	539	539
Other assets	3,641	3,304

Total assets	$346,595	$342,484

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$36,535	$33,432
Savings and NOW accounts	135,371	132,501
Time	142,527	144,460

Total deposits	314,433	310,393

Note payable under line of credit	2,000	2,000
Accrued interest payable	405	419
Other liabilities	2,339	2,725

Total liabilities	$319,177	$315,537

Stockholders’ equity
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,496,589 shares in 2012 and 1,495,589 shares in 2011	$4,476	$4,473
Capital surplus	938	923
Retained earnings	23,459	22,981
Accumulated other comprehensive loss, net	(1,455)	(1,430)

Total stockholders’ equity	27,418	26,947

Total liabilities and stockholders’ equity	$346,595	$342,484

*	Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share data)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest income:
Interest and fees on loans	$3,782	$3,921
Interest on securities:
U.S. Government agencies	76	110
States and political subdivisions (taxable)	23	29
States and political subdivisions (tax exempt)	42	39
Other	19	16
Interest on federal funds sold	1	1

Total interest income	3,943	4,116

Interest expense:
Interest on deposits:
Savings and NOW accounts	144	246
Time – under $100	529	633
Time – $100 and over	328	338

Total interest expense	1,001	1,217

Net interest income	2,942	2,899

Provision for loan losses	168	673

Net interest income after provision for loan losses	2,774	2,226

Noninterest income:
Service charges and fees on deposit accounts	356	345
Fees on sales of mortgage loans	126	72
Commissions and fees	161	176
Other operating income	134	131

Total noninterest income	777	724

Noninterest expense:
Salaries and employee benefits	1,533	1,519
Occupancy expense	178	182
Furniture and equipment	270	266
Office supplies and printing	59	54
Federal deposit insurance premiums	75	130
Capital stock tax	57	57
Advertising expense	51	18
Other operating expenses	616	553

Total noninterest expense	2,839	2,779

Income before income tax expense	712	171

Income tax expense	234	45

Net income	$478	$126

Basic net income per share (note 5)	$0.32	$0.08

Diluted net income per share (note 5)	$0.32	$0.08

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net Income	$478	$126

Other Comprehensive Income, net of tax:

Unrealized gains (losses) on securities	(25)	28

Comprehensive Income	$453	$154

See accompanying notes to unaudited financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Amounts in thousands of dollars, except share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2010	1,495,589	$4,462	$850	$21,918	$(748)	$26,482

Net income	—	—	—	126	—	126
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $16	—	—	—	—	28	28
Restricted stock expense	—	3	6	—	—	9
Stock option expense	—	—	18	—	—	18

Balances, March 31, 2011	1,495,589	$4,465	$874	$22,044	$(720)	$26,663

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances, December 31, 2011	1,496,589	$4,473	$923	$22,981	$(1,430)	$26,947

Net income	—	—	—	478	—	478
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $13	—	—	—	—	(25)	(25)
Restricted stock expense	—	3	6	—	—	9
Stock option expense	—	—	9	—	—	9

Balances, March 31, 2012	1,496,589	$4,476	$938	$23,459	$(1,455)	$27,418

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Cash flows from operating activities:
Net income	$478	$126

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	121	142
Accretion of unearned fees, net	11	—
Net amortization of premiums and discounts on securities	16	11
Provision for loan losses	168	673
Accrual of stock based compensation	18	27
Net decrease (increase) in:
Accrued interest receivable	41	80
Prepaid FDIC insurance	70	120
Other assets	140	(292)
Net increase (decrease) in:
Accrued interest payable	(14)	(39)
Other liabilities	(386)	(37)

Net cash provided by operating activities	663	811

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,005)	(3,777)
Purchases of held-to-maturity securities	(322)	—
Proceeds from maturities and calls of available-for-sale securities	6,190	68
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	43	80
Net (increase) decrease in loans made to customers	(1,346)	1,233
Purchases of bank premises and equipment	(89)	(31)

Net cash used in investing activities	(4,529)	(2,427)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,973	8,360
Net decrease in time deposits	(1,933)	(4,992)

Net cash provided by financing activities	4,040	3,368

Net increase in cash and cash equivalents	174	1,752

Cash and cash equivalents, beginning of period	37,547	32,533

Cash and cash equivalents, end of period	$37,721	$34,285

Supplemental disclosure of noncash activities
Net change in other assets acquired in settlement of loans	$463	$432

See accompanying notes to unaudited consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2012 (Unaudited)

(Amounts in thousands of dollars, except share and per share data)

(1)	General

The condensed consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2012, and the results of operations, changes in stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2012 and 2011.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2011 Annual Report to Shareholders and additional information supplied in the 2011 Annual Report on Form 10-K.

The results of operations for the interim periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

The Company has a single reportable segment for purposes of segment reporting.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. At March 31, 2012 and December 31, 2011, the Company had no federal funds sold.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 2012 and December 31, 2011, are shown in the table below. As of March 31, 2012, securities with amortized costs of $4,688 and fair values of $4,820 were pledged as collateral for public deposits and securities with amortized costs of $441 and fair values of $482 were pledged as collateral with the Federal Reserve Bank.

March 31, 2012

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$17,396	$171	$(58)	$17,509
Obligations of states and political subdivisions	2,819	161	—	2,980
Mortgage-backed securities-government	832	75	—	907
Other securities	110	—	—	110

Totals	$21,157	$407	$(58)	$21,506

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$6,302	$180	$(4)	$6,478

December 31, 2011

Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of U.S. government corporations and agencies	$14,567	$174	$(3)	$14,738
Obligations of states and political subdivisions	2,841	139	—	2,980
Mortgage-backed securities-government	875	77	—	952
Other securities	110	—	—	110

Totals	$18,393	$390	$(3)	$18,780

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Obligations of states and political subdivisions	$5,989	$176	—	$6,165

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of March 31, 2012.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $528 at March 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider its investment in FHLB stock to be other than temporarily impaired on March 31, 2012, and no impairment has been recognized.

FHLB and Federal Reserve stock are shown as separate line items on the balance sheet and are not part of the available for sale securities portfolio.

(4)	Loans and Allowance for Loan Losses

A summary of loans at March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
Commercial	$21,750	21,756
Commercial Real Estate	88,344	86,293
Consumer	47,272	47,192
Residential	114,603	116,006

Total loans, gross	271,969	271,247

Less unearned income and fees	(95)	(109)

Loans, net of unearned income and fees	271,874	271,138

Less allowance for loan losses	(4,047)	(4,015)

Loans, net	$267,827	267,123

Activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011	March 31, 2011

Balance at January 1,	$4,015	$4,037	$4,037

Provision for loan losses	168	2,227	673
Loans charged off	(206)	(2,487)	(581)

Recoveries	70	238	52

Balance at end of period,	$4,047	$4,015	$4,181

The following table presents information on the Company’s allowance for loan losses and evaluations for impairment:

Allowance for Loan Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2012

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$448	$1,489	$394	$1,684	$4,015

Charge-offs	—	(45)	(73)	(88)	(206)
Recoveries	—	12	41	17	70
Provision for loan losses	91	49	(6)	34	168

Ending Balance	$539	$1,505	$356	$1,647	$4,047

Ending balance: individually evaluated for impairment	25	105	—	20	150

Ending balance: collectively evaluated for impairment	514	1,399	356	1,628	3,897

Loans:
Total loans ending balance	$21,750	$88,344	$47,272	$114,603	$271,969

Ending balance: loans individually evaluated for impairment	151	1,491	76	4,442	6,160

Ending balance: loans collectively evaluated for impairment	$21,599	$86,853	$47,196	$110,161	$265,809

For the Three Months Ended March 31, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$258	$264	$424	$3,091	$4,037

Charge-offs	(56)	(62)	(147)	(316)	(581)
Recoveries	1	1	47	3	52
Provision for loan losses	141	1,563	73	(1,104)	673
Ending Balance	$344	$1,766	$397	$1,674	$4,181

Ending balance: individually evaluated for impairment	—	100	—	—	100

Ending balance: collectively evaluated for impairment	344	1,666	397	1,674	4,081

Loans:
Total loans ending balance	$21,915	$85,572	$46,456	$112,843	$266,786

Ending balance: loans individually evaluated for impairment	—	759	148	6,373	7,280

Ending balance: loans collectively evaluated for impairment	$21,915	$84,813	$46,308	$106,470	$259,506

The following tables illustrate the Company’s credit quality indicators:

Credit Quality Indicators

As of March 31, 2012

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$18,390	$78,918	$47,104	$105,300	$249,712
Special Mention	1,319	4,167	—	1,030	6,516
Substandard	2,041	5,259	168	8,273	15,741

Total	$21,750	$88,344	$47,272	$114,603	$271,969

Credit Quality Indicators

As of December 31, 2011

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$17,752	$76,879	$47,058	$106,431	$248,120
Special Mention	3,636	5,754	—	1,549	10,939
Substandard	368	3,660	134	8,026	12,188

Total	$21,756	$86,293	$47,192	$116,006	$271,247

The Company had no loans included in the “Doubtful” or “Loss” category as of March 31, 2012 or December 31, 2011.

The following table presents information on the Company’s impaired loans and their related allowance, average recorded investment and interest income recognized:

Impaired Loans

For the Year Ended March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$151	$151	—	$115	$—
Commercial real estate	1,086	1,086	—	1,026	—
Consumer	51	51	—	48	—
Residential	4,020	4,020	—	4,437	—
With allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	405	405	105	203	—
Consumer	25	25	25	13	—
Residential	422	422	20	211	—

Total:
Commercial	151	151	—	115	—
Commercial real estate	1,491	1,491	105	1,229	—
Consumer	76	76	25	61	—
Residential	$4,442	$4,442	$20	$4,648	$—

Impaired Loans

For the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$78	$78	—	$39	$1
Commercial real estate	965	965	—	945	12
Consumer	46	46	—	51	—
Residential	4,853	4,853	—	5,429	142
With allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	—	—	—	40	—

Total:
Commercial	78	78	—	39	1
Commercial real estate	965	965	—	945	12
Consumer	46	46	—	51	—
Residential	$4,853	$4,853	$—	$5,469	$142

The following table represents an age analysis of the Company’s past due loans:

Age Analysis of Past Due Loans

As of March 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$322	$297	$151	$770	$20,980	$21,750	$—
Commercial real estate	680	$1,129	1,491	3,300	85,044	88,344	—
Consumer	162	17	76	255	47,017	47,272	—
Residential	467	662	4,442	5,571	109,032	114,603	—

Total	$1,631	$2,105	$6,160	$9,896	$262,073	$271,969	$—

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$188	$5	$77	$270	$21,486	$21,756	$—
Commercial real estate	66	24	288	378	85,915	86,293	—
Consumer	417	93	49	559	46,633	47,192	3
Residential	668	93	4,297	5,058	110,948	116,006	—

Total	$1,339	$215	$4,711	$6,265	$264,982	$271,247	$3

The following presents information on the Company’s nonaccrual loans:

Loans in Nonaccrual Status

	March 31, 2012	December 31, 2011
Commercial	$151	$78
Commercial real estate	1,491	288
Consumer	76	46
Residential	4,442	4,296

Total	$6,160	$4,708

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

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2012 or March 31, 2011.

The following tables present troubled debt restructurings as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial	$—	$—	$—
Commercial real estate	674	—	674
Consumer	—	—	—
Residential	557	2,532	3,089

Total	$1,231	$2,532	$3,763

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial	$—	$—	$—
Commercial real estate	677	—	677
Consumer	—	—	—
Residential	557	2,532	3,089

Total	$1,234	$2,532	$3,766

The Company’s policy is that loans placed on nonaccrual status will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally deems six months of payment performance as sufficient to warrant a return to accrual status.

During the three months ended March 31, 2012, there were no newly restructured loans. For the three months ended March 31, 2011, there was one residential loan that was considered a combination modification that had pre-modification balance of $490 and post-modification balance of $555 as of March 31, 2011.

The following table represents, during the three month periods ended March 31, 2012 and 2011, respectively, financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date:

	Three months ended
	March 31, 2012		March 31, 2011
	#		#

Commercial real estate	—	$—	—	$—
Consumer	—	—	—	—
Residential	1	534	—	—

Total	1	$534	—	—

(5)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2012 and 2011, there were no potentially dilutive securities or other contracts to issue common stock outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three months Ended March 31, 2012	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$478	1,496,589	$0.32

Effect of dilutive stock options	—	—

Diluted net income per share	$478	1,496,589	$0.32

Three months Ended March 31, 2011

Basic net income per share	$126	1,495,589	$0.08

Effect of dilutive stock options	—	—

Diluted net income per share	$126	1,495,589	$0.08

(6)	Fair Value Measurement

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans for which an allowance is established based on the fair value of the collateral or those that are written-down to the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $6,160 at March 31, 2012, all of which were Level 3 assets. For substantially all of the Company ‘s impaired loans as of March 31, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions and ultimately collectability ranged from 0% to 20% for each of the respective periods.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. Foreclosed assets totaled $1,237 at March 31, 2012, all of which were Level 3 assets. For substantially all of the Company’s foreclosed assets as of March 31, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions ranged from 0% to 20% for each of the respective periods.

Below is a table that presents information about certain assets and liabilities measured at fair value:

Fair Value Measurements on March 31, 2012

Description	Total Carrying Amount in the Condensed Consolidated Balance Sheet 3/31/2012	Assets/Liabilities Measured at Fair Value 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Available-for-sale securities	$21,506	$21,506	—	$21,506	—
Nonrecurring

Held-to-maturity securities	$6,302	$6,478		$6,478
Impaired loans	$6,160	$6,160	—	—	$6,160
Foreclosed assets	$1,237	$1,237	—	—	$1,237

(7)	Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2011 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$37,721	$37,721	$37,547	$37,547
Securities:
Available-for-sale	21,506	21,506	18,780	18,780
Held-to-maturity	6,302	6,478	5,989	6,165
Federal Reserve Bank stock	137	137	137	137
Federal Home Loan Bank stock	528	528	528	528
Loans, net of unearned income and fees	271,874	276,461	267,123	276,862
Accrued interest receivable	968	968	1,009	1,009

Total financial assets	$339,036	$343,799	$331,113	$341,028

Financial liabilities:
Deposits	$314,433	$319,000	$310,393	$315,578
Accrued interest payable	405	405	419	419
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$316,838	$321,405	$312,812	$317,997

(8)	Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which Bankshares’ Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for issuance under the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At March 31, 2012, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2011	7,500	$14.75 - 14.75	$14.75	$111
Outstanding at March 31, 2012	7,500	$14.75 - 14.75	$14.75	$111

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

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for issuance under the 2004 Plan. All stock options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At March 31, 2012, 11,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 51,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2011	37,500	$9.00 - 9.00	$9.00	$338
Outstanding at March 31, 2012	37,500	$9.00 - 9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	11,500	$8.96
Outstanding at March 31, 2012	11,500	$8.96

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $18 in the first three months of 2012.

(9)	Impact of Recently Issued and Adopted Accounting Standards

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The implementation of the provisions of ASU No. 2011-04 did not have a significant impact on the Company’s consolidated financial statements as of and for the period ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The ASU does not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The ASU does not affect how earnings per share is calculated or presented. The Company implemented the provisions of ASU No. 2011-05 by reporting a separate statement of comprehensive income for the periods ended March 31, 2012 and 2011.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the Update, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

As of May 11, 2012, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are not statements of historical fact and are based on current assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Forward-looking statements in this report include, without limitation, statements regarding asset quality, possible future weaknesses in the loan portfolio, possible future actions to manage the credit quality of the loan portfolio, adequacy of the allowance for loan losses, adequacy of liquidity and capital levels, and expectations regarding the future economic and employment environment. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated in such statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the effectiveness of management’s efforts to minimize losses related to nonperforming loans; changes in interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business conditions and in the financial markets; unemployment levels; deterioration in the value of securities held in our investment securities portfolio; the legislative/regulatory climate, including the effect the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder may have on the Company; regulatory compliance costs; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; the level of net loan charge-offs and adequacy of the allowance for loan losses; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements; forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, we have experienced increases in loan losses since the difficult economic climate began in 2008. Future difficulties in portions of the domestic and global financial markets could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the condition of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Company’s business and financial performance. It also is not clear what effects the Dodd-Frank Act and related regulations or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Company’s business and financial performance.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at March 31, 2012 were $346,595 up 1.20% from $342,484 at December 31, 2011. The principal components of the Company’s assets at the end of the period were $267,827 in net loans, $37,721 in cash and cash equivalents and $27,808 in securities. During the three-month period ended March 31, 2012, net loans increased 0.26% or $704 from $267,123 at December 31, 2011. During the three-month period ended March 31, 2012, cash and cash equivalents increased 0.46% or $174 from $37,547 at December 31, 2011, securities increased 12.27% or $3,039 from $24,769 at December 31, 2011 as $9,327 in securities were purchased, which was partially offset by $6,233 in calls and pay downs.

Total liabilities at March 31, 2012 were $319,177, up 1.15% from $315,537 at December 31, 2011, primarily as a result of an increase in demand deposits of $3,103 or 9.28% and an increase in savings and NOW accounts of $2,870 or 2.17%. These increases were partially offset by a decrease in time deposits of $1,933 or 1.34% from December 31, 2011. The decrease in time deposits was a result of management’s interest rate management strategy and a migration of certificate of deposit customers to our KaChing! interest checking account. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at March 31, 2012 was $27,418 including $23,459 in retained earnings and $1,455 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized gains on available-for-sale securities and the funded status of the Company’s defined benefit post retirement plan. At December 31, 2011, total stockholders’ equity was $26,947.

The Company had net income of $478 for the three months ended March 31, 2012, compared with net income of $126 for the comparable period in 2011. The increase in net income was due to a decrease in provision for loan losses, an increase in net interest income, stemming from an improvement in net interest margin, as well as an increase in noninterest income. These improvements were partially offset by an increase in the Company’s noninterest expense.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.56% for the three months ended March 31, 2012, up from 0.15% for the same period of 2011. Another key indicator of performance, the return on average equity (“ROE”), for the three months ended March 31, 2012 was 7.03%, up from 1.90% for the three months ended March 31, 2011.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $2,942 for the three months ended March 31, 2012 compared to $2,899 for the three months ended March 31, 2011. The modest increase is attributable to interest income from loans and securities exceeding the cost associated with interest paid on deposits.

The net interest margin increased to 3.66% for the three months ended March 31, 2012, from 3.65% for the three months ended March 31, 2011. Over the past twelve months, cost to fund earning assets have fallen 28 basis points to 1.24% while yield on earning assets has fallen 27 basis points to 4.90%, resulting in a slightly improved net interest margin and net interest income.

Interest income decreased 4.20% or $173 to $3,943 for the three months ended March 31, 2012, as compared to $4,116 for the same period of 2011. Interest and fees on loans totaled $3,782 for the three-month period ended March 31, 2012, down from $3,921 for the same period in 2011. This decrease in interest and fees on loans was due to a 26 basis point decrease in loan yield, which decreased to 5.71%. Interest from securities and other interest bearing funds was $161 for the three months ended March 31, 2012, down from $195 for the three months ended March 31, 2011. Interest from securities and other interest bearing funds for the three months ended March 31, 2012 decreased due to a 25 basis point drop in yield for the three months ended March 31, 2012, when compared to the same period of 2011.

Interest expense was $1,001 for the three months ended March 31, 2012, down 17.75% from $1,217 for the three months ended March 31, 2011. Deposits have increased by $4,111 in the past twelve months; however, the rate paid for deposits has fallen by 30 basis points in the same period. The decrease in cost of deposits is primarily due to deposit repricing strategies employed by the Company’s management in the current lower interest rate environment.

NONINTEREST INCOME

Noninterest income increased $53 or 7.32% to $777 for the three months ended March 31, 2012 compared to $724 for the same period of 2011. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans, and commissions and fees on the sale of investment products. This increase in noninterest income from 2011 was due to a 75.00% or $54 increase in mortgage loan fees.

NONINTEREST EXPENSE

Noninterest expense increased $60 or 2.16% to $2,839 for the three months ended March 31, 2012 compared to $2,779 for the same period of 2011. This increase in noninterest expense was attributed primarily to a $33 increase in advertising expense, a $96 increase in losses associated with nonperforming assets and a $14 increase in salaries and employee benefits due to higher commissions paid in connection with mortgage sales. These increases were partially offset by a $55 decrease in FDIC premiums.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $168 in the first three months of 2012 in recognition of management’s estimate of losses inherent in the Company’s loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,047 as of March 31, 2012, representing approximately 1.49% of total loans outstanding, compared to an allowance of $4,015 as of December 31, 2011, or 1.48% of total loans then outstanding. At March 31, 2012 the allowance for loan losses was equal to 65.69% of the Company’s nonperforming loans.

The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to the economic downturn, current economic stagnation, depressed collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of March 31, 2012 to provide for probable loan losses inherent in the Company’s loan portfolio. The allowance was calculated in adherence to generally accepted accounting principles and regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. The Company expects to continue to experience some weaknesses in its loan portfolio throughout 2012 and is working to minimize its losses from nonaccrual and past due loans. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision and allowance as deemed appropriate.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off and the amount of the allowance for the periods indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended 3/31/2012	Three Months Ended 3/31/2011
Balance at beginning of period	$4,015	$4,037
Loan charge-offs:
Residential	(88)	(316)
Commercial real estate	(45)	(62)
Commercial	—	(56)
Consumer	(73)	(147)

Total loan charge-offs	(206)	(581)

Loan recoveries:
Residential	17	3
Commercial real estate	12	1
Commercial	—	1
Consumer	41	47

Total recoveries	70	52

Net loan charge-offs	(136)	(529)

Provision for loan losses	168	673

Balance at end of period	$4,047	$4,181

ASSET QUALITY

The economic downturn that started in late 2007 and the stagnant economy that followed has led a heightened level in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company is continuing to monitor the situation and is taking steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,397 at March 31, 2012 and $5,356 at December 31, 2011. Sixteen foreclosed properties were held as of March 31, 2012, totaling $1,237, compared to eight foreclosed properties held on December 31, 2011 totaling $645. Nonaccrual loans were $6,160 at March 31, 2012 and $4,708 at December 31, 2011. Nonaccrual loans at March 31, 2012 related to both large and small credit relationships, a majority of which were residential loans. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts when due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights	March 31, 2012	December 31, 2011
Nonaccrual loans	$6,160	$4,708

Loans 90 days or more past due	—	3

Total nonperforming loans	6,160	4,711

Foreclosed assets	1,237	645

Total nonperforming assets	7,397	5,356

Nonperforming loans to total loans	2.27%	1.74%

Nonperforming assets to total assets	2.13%	1.56%

Allowance for loan losses	$4,047	$4,015

Allowance for loan losses to total loans	1.49%	1.48%

Allowance for loan losses to nonperforming loans	65.69%	85.23%

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 18.05% as of March 31, 2012 and 17.33% as of December 31, 2011. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $64,640 on March 31, 2012. The Company currently has no borrowings against these available lines. The Company also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with an outstanding balance of $2,000 on March 31, 2012 and December 31, 2011. The Company had no borrowings with the Federal Home Loan Bank at March 31, 2012.

CAPITAL

The Company believes that its financial position at March 31, 2012 reflects liquidity and capital levels adequate to fund anticipated funding needs. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $27,418 at March 31, 2012 compared to $26,947 at December 31, 2011. At March 31, 2012, the Bank’s

leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.75% compared to 8.56% at December 31, 2011. The Bank’s risk-based Tier 1 capital ratio was 10.69% at March 31, 2012 compared to 10.53% at December 31, 2011 and the Bank’s risk-based total capital ratio was 11.95% at March 31, 2012 compared to 11.79% at December 31, 2011. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of the Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2011 Annual Report to Shareholders. The Company, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of March 31, 2012 equaled $1,063. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of March 31, 2012, the Company had unused loan commitments of $51,827, including $28,038 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on pages 29 and 30 herein and “Loans and Allowance for Loan Losses” on page 33 of Bankshares’ 2011 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-K filed on March 28, 2012)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 28, 2012)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes - Oxley Act of 2002 (18 U.S.C. § 1350)

101	The following materials from Pinnacle Bankshares Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Comprehensive Income, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

MAY 11, 2012	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and
Chief Executive Officer
(principal executive officer)

MAY 11, 2012	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary,
Treasurer and Chief Financial Officer
(principal financial & accounting officer)