Form 10-Q
period 2012-06-30
PINNACLE BANKSHARES CORP
filed 2012-08-10
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At July 13, 2012, 1,507,589 shares of Pinnacle Bankshares Corporation’s common stock, $3 par value, were outstanding.

PINNACLE BANKSHARES CORPORATION

FORM 10-Q

June 30, 2012

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share data)

	June 30, 2012 (Unaudited)	12/31/2011*
Assets
Cash and cash equivalents (note 2):
Cash and due from banks	$36,411	$37,547

Securities (note 3):
Available-for-sale, at fair value	18,580	18,780
Held-to-maturity, at amortized cost	6,925	5,989
Federal Reserve Bank stock, at cost	140	137
Federal Home Loan Bank stock, at cost	516	528
Loans, net (note 4)	267,842	267,123
Bank premises and equipment, net	6,428	6,537
Accrued interest receivable	984	1,009
Prepaid FDIC Insurance	850	991
Goodwill	539	539
Other assets	4,709	3,304

Total assets	$343,924	$342,484

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$35,360	$33,432
Savings and NOW accounts	135,591	132,501
Time	140,436	144,460

Total deposits	311,387	310,393

Note payable under line of credit	2,000	2,000
Accrued interest payable	393	419
Other liabilities	2,404	2,725

Total liabilities	$316,184	$315,537

Stockholders’ equity
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,507,589 shares in 2012 and 1,496,589 shares in 2011	$4,481	$4,473
Capital surplus	954	923
Retained earnings	23,671	22,981
Accumulated other comprehensive loss, net	(1,366)	(1,430)

Total stockholders’ equity	27,740	26,947

Total liabilities and stockholders’ equity	$343,924	$342,484

*	Derived from audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share amounts)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Interest income:
Interest and fees on loans	$3,721	$3,902
Interest on securities:
U.S. Government agencies	89	119
States and political subdivisions (taxable)	23	30
States and political subdivisions (tax exempt)	42	46
Other	29	25

Total interest income	3,904	4,122

Interest expense:
Interest on deposits:
Savings and NOW accounts	150	183
Time—under $100	521	596
Time—$100 and over	327	338

Total interest expense	998	1,117

Net interest income	2,906	3,005
Provision for loan losses	467	709

Net interest income after provision for loan losses	2,439	2,296

Noninterest income:
Service charges and fees on deposit accounts	376	358
Fees on sales of mortgage loans	150	57
Commissions and fees from investments and insurance sales	149	251
Other operating income	260	144

Total noninterest income	935	810

Noninterest expense:
Salaries and employee benefits	1,536	1,562
Occupancy expense	176	172
Furniture and equipment	249	254
Office supplies and printing	61	60
Federal deposit insurance premiums	76	139
Capital stock tax	60	58
Advertising expense	53	29
Other operating income	852	690

Total noninterest expense	3,063	2,964

Income before income tax expense	311	142

Income tax expense	99	35

Net income	$212	$107

Basic net income per share (note 5)	$0.14	$0.07

Diluted net income per share (note 5)	$0.14	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands of dollars, except for per share data)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Interest income:
Interest and fees on loans	$7,503	$7,823
Interest on securities:
U.S. Government agencies	165	229
States and political subdivisions (taxable)	46	59
States and political subdivisions (tax exempt)	84	85
Other	48	41
Interest on federal funds sold	1	1

Total interest income	7,847	8,238

Interest expense:
Interest on deposits:
Savings and NOW accounts	294	429
Time—under $100	1,050	1,229
Time—$100 and over	655	676

Total interest expense	1,999	2,334

Net interest income	5,848	5,904
Provision for loan losses	635	1,382

Net interest income after provision for loan losses	5,213	4,522

Noninterest income:
Service charges and fees on deposit accounts	732	703
Fees on sales of mortgage loans	276	129
Commissions and fees from investment and insurance sales	310	427
Other operating income	394	275

Total noninterest income	1,712	1,534

Noninterest expense:
Salaries and employee benefits	3,069	3,081
Occupancy expense	354	354
Furniture and equipment	519	520
Office supplies and printing	120	114
Federal deposit insurance premiums	151	269
Capital stock tax	117	115
Advertising expense	104	47
Other operating expenses	1,468	1,243

Total noninterest expense	5,902	5,743

Income before income tax expense	1,023	313

Income tax expense	333	80

Net income	$690	$233

Basic net income per share (note 5)	$0.46	$0.16

Diluted net income per share (note 5)	$0.46	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net Income	$690	$233

Other Comprehensive Income, net of tax:

Unrealized gains on securities	64	160

Comprehensive Income	$754	$393

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Net Income	$212	$107

Other Comprehensive Income, net of tax:

Unrealized gains on securities	89	131

Comprehensive Income	$301	$238

See accompanying notes to unaudited financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Amounts in thousands of dollars, except share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2010	1,495,589	$4,462	$850	$21,918	$(748)	$26,482

Net income	—	—	—	233	—	233
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $16	—	—	—	—	160	160
Restricted stock expense	1,000	6	16	—	—	22
Stock option expense	—	—	26	—	—	26

Balances, June 30, 2011	1,495,589	$4,468	$892	$22,151	$(588)	$26,923

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2011	1,496,589	$4,473	$923	$22,981	$(1,430)	$26,947

Net income	—	—	—	690	—	690
Change in net unrealized gains on available-for-sale securities, net of deferred income tax expense of $33	—	—	—	—	64	64
Restricted stock expense	—	8	15	—	—	23
Stock option expense	—	—	16	—	—	16

Balances, June 30, 2012	1,496,589	$4,481	$954	$23,671	$(1,366)	$27,740

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$690	$233

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	251	273
Accretion of unearned fees, net	10	24
Net amortization of premiums and discounts on securities	27	24
Provision for loan losses	635	1,382
Accrual of stock based compensation	39	48
Net decrease (increase) in:
Accrued interest receivable	25	80
Prepaid FDIC insurance	141	251
Other assets	385	(366)
Net increase (decrease) in:
Accrued interest payable	(26)	(61)
Other liabilities	(321)	48

Net cash provided by operating activities	1,856	1,936

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,005)	(4,777)
Purchases of held-to-maturity securities	(954)	(1,550)
Proceeds from maturities and calls of available-for-sale securities	11,191	3,652
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	102	237
Purchase of Federal Reserve Bank stock	(3)	(2)
Sale of Federal Home Loan Bank stock	12	12
Net increase in loans made to customers	(3,187)	(4,393)
Purchases of bank premises and equipment	(142)	(90)

Net cash used in investing activities	(3,986)	(6,911)

Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	5,018	5,913
Net decrease in time deposits	(4,024)	(7,952)

Net cash provided by (used in) financing activities	994	(2,039)

Net decrease in cash and cash equivalents	(1,136)	(7,014)

Cash and cash equivalents, beginning of period	37,547	32,533

Cash and cash equivalents, end of period	$36,411	$25,519

Supplemental disclosure of noncash activities
Net change in other assets acquired in settlement of loans	$463	$619

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2012 (Unaudited)

(Amounts in thousands of dollars, except share and per share data)

(1) General

The condensed consolidated financial statements include the accounts of Pinnacle Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary, First National Bank (the “Bank”), (collectively the “Company”). All material intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general banking industry practices. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2012, and the results of operations, changes in stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2012 and 2011.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ 2011 Annual Report to Shareholders and additional information supplied in the 2011 Annual Report on Form 10-K.

The results of operations for the interim periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

The Company has a single reportable segment for purposes of segment reporting.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. At June 30, 2012 and December 31, 2011, the Company had no federal funds sold.

(3) Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 2012 and December 31, 2011, are shown in the table below. As of June 30, 2012, securities with amortized costs of $4,679 and fair values of $4,841 were pledged as collateral for public deposits and securities with amortized costs of $410 and fair values of $445 were pledged as collateral with the Federal Reserve Bank.

	June 30, 2012
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$14,396	$224	$(4)	$14,616
Obligations of states and political subdivisions	2,818	197	—	3,015
Mortgage-backed securities-government	772	67	—	839
Other securities	110	—	—	110

Totals	$18,096	$488	$(4)	$18,580

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$6,925	$232	$—	$7,155

	December 31, 2011
Available-for-Sale:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of U.S. government corporations and agencies	$14,567	$174	$(3)	$14,738
Obligations of states and political subdivisions	2,841	139	—	2,980
Mortgage-backed securities-government	875	77	—	952
Other securities	110	—	—	110

Totals	$18,393	$390	$(3)	$18,780

Held-to-Maturity:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Obligations of states and political subdivisions	$5,989	$176	—	$6,165

The Company evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer and the Company’s ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized. The Company had no other-than-temporary impairments in its securities portfolios as of June 30, 2012.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $516 at June 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider its investment in FHLB stock to be other than temporarily impaired on June 30, 2012, and no impairment has been recognized.

FHLB and Federal Reserve stock are shown as separate line items on the balance sheet and are not part of the available for sale securities portfolio.

(4) Loans and Allowance for Loan Losses

A summary of loans at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
Commercial	$24,977	21,756
Commercial Real Estate	85,789	86,293
Consumer	48,607	47,192
Residential	112,578	116,006

Total loans, gross	271,951	271,247
Less unearned income and fees	(96)	(109)

Loans, net of unearned income and fees	271,855	271,138
Less allowance for loan losses	(4,013)	(4,015)

Loans, net	$267,842	267,123

Activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Balance at January 1,	$4,015	$4,037	$4,037
Provision for loan losses	635	2,227	1,382
Loans charged off	(811)	(2,487)	(1,323)
Recoveries	174	238	100

Balance at end of period,	$4,013	$4,015	$4,196

The following table presents information on the Company’s allowance for loan losses and evaluations for impairment for the periods indicated:

Allowance for Loan Losses and Recorded Investment in Loans

For the Six Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$448	$1,489	$394	$1,684	$4,015
Charge-offs	—	(60)	(145)	(606)	(811)
Recoveries	—	80	77	17	174
Provision for loan losses	(44)	64	88	527	635

Ending Balance	$404	$1,573	$414	$1,622	$4,013

Ending balance: individually evaluated for impairment	80	153	2	—	235

Ending balance: collectively evaluated for impairment	324	1,420	412	1,622	3,778

Loans:
Total loans ending balance	$24,977	$85,789	$48,607	$112,578	$271,951

Ending balance: loans individually evaluated for impairment	295	2,060	49	3,016	$5,420

Ending balance: loans collectively evaluated for impairment	$24,682	$83,729	$48,558	$109,562	$266,531

For the Six Months Ended June 30, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$258	$264	$424	$3,091	$4,037

Charge-offs	(56)	(141)	(240)	(886)	(1,323)
Recoveries	14	2	81	3	100
Provision for loan losses	204	1,666	147	(635)	1,382

Ending Balance	$420	$1,791	$412	$1,573	$4,196

Ending balance: individually evaluated for impairment	—	—	—	—	—

Ending balance: collectively evaluated for impairment	420	1,791	411	1,574	4,196

Loans:
Total loans ending balance	$24,114	$87,238	$45,941	$114,301	$271,594

Ending balance: loans individually evaluated for impairment	—	—	56	6,084	6,140

Ending balance: loans collectively evaluated for impairment	$24,114	$87,238	$46,885	$108,217	$265,454

The following tables illustrate the Company’s credit quality indicators as of the dates indicated:

Credit Quality Indicators

As of June 30, 2012

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$23,463	$76,299	$48,443	$103,292	$251,497
Special Mention	1,004	7,418	46	1,182	9,650
Substandard	510	2,072	118	8,104	10,804

Total	$24,977	$85,789	$48,607	$112,578	$271,951

Credit Quality Indicators

As of December 31, 2011

Credit Exposure	Commercial	Commercial Real Estate	Consumer	Residential	Total
Pass	$17,752	$76,879	$47,058	$106,431	$248,120
Special Mention	3,636	5,754	—	1,549	10,939
Substandard	368	3,660	134	8,026	12,188

Total	$21,756	$86,293	$47,192	$116,006	$271,247

The Company had no loans included in the “Doubtful” or “Loss” category as of June 30, 2012 or December 31, 2011.

The following table presents information on the Company’s impaired loans and their related allowance, average recorded investment and interest income recognized for the periods indicated:

Impaired Loans

For the Six Month Ended June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$215	$215	$—	$148	$—
Commercial real estate	1,456	1,456	—	1,169	—
Consumer	33	33	—	43	—
Residential	3,016	3,016	—	3,963	—
With allowance recorded:
Commercial	80	80	80	27	—
Commercial real estate	604	604	153	336	—
Consumer	16	16	2	14	—
Residential	—	—	—	141	—

Total:
Commercial	295	295	80	175	—
Commercial real estate	2,060	2,060	38	1,505	—
Consumer	49	49	2	57	—
Residential	$3,016	$3,016	$0	$4,104	$—

Impaired Loans

For the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$78	$78	—	$39	$1
Commercial real estate	965	965	—	945	12
Consumer	46	46	—	51	—
Residential	4,853	4,853	—	5,429	142
With allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	—	—	—	40	—

Total:
Commercial	78	78	—	39	1
Commercial real estate	965	965	—	945	12
Consumer	46	46	—	51	—
Residential	$4,853	$4,853	$—	$5,469	$142

The following table represents an age analysis of the Company’s past due loans as of the dates indicated:

Age Analysis of Past Due Loans

As of June 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$549	$—	$295	$844	$24,133	$24,977	$—
Commercial real estate	132	$277	2,060	2,469	83,320	85,789	13
Consumer	154	21	49	224	48,383	48,607	—
Residential	943	112	3,016	4,071	108,507	112,578	—

Total	$1,778	$410	$5,420	$7,608	$264,343	$271,951	$13

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment> 90 Days and Accruing
Commercial	$188	$5	$77	$270	$21,486	$21,756	$—
Commercial real estate	66	24	288	378	85,915	86,293	—
Consumer	417	93	49	559	46,633	47,192	3
Residential	668	93	4,297	5,058	110,948	116,006	—

Total	$1,339	$215	$4,711	$6,265	$264,982	$271,247	$3

The following table presents information on the Company’s nonaccrual loans as of the dates indicated:

Loans in Nonaccrual Status

	June 30, 2012	December 31, 2011
Commercial	$295	$78
Commercial real estate	2,047	288
Consumer	49	46
Residential	3,016	4,296

Total	$5,407	$4,708

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories.

Rate Modification is a modification in which the interest rate is changed.

Term Modification is a modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification is a modification in which the loan is converted to interest only payments for a period of time.

Payment Modification is a modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification is any other type of modification, including the use of multiple categories above.

There were no available commitments for troubled debt restructurings outstanding as of June 30, 2012 or June 30, 2011.

The following tables present troubled debt restructurings as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	$—	$—	$—
Commercial real estate	671	—	671
Consumer	—	—	—
Residential	557	688	1,245

Total	$1,228	$688	$1,916

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	$—	$—	$—
Commercial real estate	677	—	677
Consumer	—	—	—
Residential	557	2,532	3,089

Total	$1,234	$2,532	$3,766

The Company’s policy is that loans placed on nonaccrual status will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally deems six months of payment performance as sufficient to warrant a return to accrual status.

During the six months ended June 30, 2012, there were no newly restructured loans. For the six months ended June 30, 2011, there was one residential loan that was considered a combination modification that had pre-modification balance of $490 and post-modification balance of $555 as of June 30, 2011.

During the six months ended June 30, 2012 and 2011, respectively, there were no financing receivables modified as troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date.

(5) Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the six months ended June 30, 2012 and 2011, there were no potentially dilutive securities or other contracts to issue common stock outstanding.

The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

Three months Ended June 30, 2012	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$212	1,503,963	$0.14

Effect of dilutive stock options	—	—

Diluted net income per share	$212	1,503,963	$0.14

Three months Ended June 30, 2011
Basic net income per share	$107	1,496,259	$0.07

Effect of dilutive stock options	—	—

Diluted net income per share	$107	1,496,259	$0.07

Six months Ended June 30, 2012	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$690	1,500,276	$0.46

Effect of dilutive stock options	—	—

Diluted net income per share	$690	1,500,276	$0.46

Six months Ended June 30, 2011
Basic net income per share	$233	1,495,926	$0.16

Effect of dilutive stock options	—	—

Diluted net income per share	$233	1,495,926	$0.16

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with Accounting Standards Codification (“ASC”) 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, Fair Value Measurements and Disclosure impaired loans for which an allowance is established based on the fair value of the collateral or those that are written-down to the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3 asset. Impaired loans totaled $5,420 at June 30, 2012, all of which were Level 3 assets. For substantially all of the Company’s impaired loans as of June 30, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions and ultimately collectability ranged from 0% to 20% for each of the respective periods.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 asset. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset. Foreclosed assets totaled $2,291 at June 30, 2012, all of which were Level 3 assets. For substantially all of the Company’s foreclosed assets as of June 30, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions ranged from 0% to 20% for each of the respective periods.

Below is a table that presents information about certain assets and liabilities measured at fair value as of the date indicated:

	Fair Value Measurements on June 30, 2012
Description	Total Carrying Amount in the Condensed Consolidated Balance Sheet 6/30/2012	Assets/Liabilities Measured at Fair Value 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Available-for-sale securities	$18,580	$18,580	—	$18,580	—

Nonrecurring
Held-to-maturity securities	$6,925	$7,155	—	$7,155	—
Impaired loans	$5,420	$5,420	—	—	$5,420
Foreclosed assets	$2,291	$2,291	—	—	$2,291

	Fair Value Measurements on December 31, 2011
Description	Total Carrying Amount in the Condensed Consolidated Balance Sheet 12/31/2011	Assets/Liabilities Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Available-for-sale securities	$18,780	$18,780	—	$18,780	—

Nonrecurring
Held-to-maturity securities	$5,989	$6,165	—	$6,165	—
Impaired loans	$5,942	$5,942	—	—	$5,942
Foreclosed assets	$645	$645	—	—	$645

(7) Fair Value of Financial Instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in the Company’s 2011 Annual Report on Form 10-K. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying amounts	Approximate fair values	Carrying amounts	Approximate fair values
Financial assets:
Cash and due from banks	$36,411	$36,411	$37,547	$37,547
Securities:
Available-for-sale	18,580	18,580	18,780	18,780
Held-to-maturity	6,925	7,155	5,989	6,165
Federal Reserve Bank stock	140	140	137	137
Federal Home Loan Bank stock	516	516	528	528
Loans, net of unearned income and fees	267,842	277,401	267,123	276,862
Accrued interest receivable	984	984	1,009	1,009

Total financial assets	$331,398	$341,187	$331,113	$341,028

Financial liabilities:
Deposits	$311,387	$315,355	$310,393	$315,578
Accrued interest payable	393	393	419	419
Line of credit	2,000	2,000	2,000	2,000

Total financial liabilities	$313,780	$317,748	$312,812	$317,997

(8) Stock-Based Compensation

The Company has two incentive stock-based plans. The 1997 Incentive Stock Plan (the “1997 Plan”), pursuant to which Bankshares’ Board of Directors could grant stock options to officers and key employees, became effective as of May 1, 1997. The 1997 Plan authorized grants of options to purchase up to 50,000 shares of the Company’s authorized but unissued common stock. Accordingly, 50,000 shares of authorized but unissued common stock were reserved for issuance under the 1997 Plan. All stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. At June 30, 2012, there were no additional shares available for grant under the 1997 Plan as the plan expired on May 1, 2007.

A summary of stock option activity under the 1997 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2011	7,500	$14.75-14.75	$14.75	$111
Outstanding at June 30, 2012	7,500	$14.75-14.75	$14.75	$111

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

Accordingly, 100,000 shares of authorized but unissued common stock have been reserved for issuance under the 2004 Plan. All stock options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The options will expire ten years from the date of grant. At June 30, 2012, 22,500 shares of restricted stock and 37,500 incentive stock options with tandem stock appreciation rights had been granted under the 2004 Plan and 40,000 shares were available for grant under the 2004 Plan.

A summary of stock option activity under the 2004 Plan follows:

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2011	37,500	$9.00–9.00	$9.00	$338
Outstanding at June 30, 2012	37,500	$9.00–9.00	$9.00	$338

A summary of restricted stock activity under the 2004 Plan follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	11,500	$8.96
Outstanding at June 30, 2012	22,500	$9.10

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period for which the awards are expected to vest. The stock-based compensation expensed to salaries and employee benefits was $39 in the first six months of 2012 and $21 in the second quarter of 2012. $153 in total stock based compensation remains to be expensed as of June 30, 2012 and will be expensed through a month accrual through April of 2015.

(9) Impact of Recently Issued and Adopted Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The implementation of the provisions of ASU No. 2011-04 did not have a significant impact on the Company’s consolidated financial statements as of and for the period ended June 30, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. The ASU does not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The ASU does not affect how earnings per share is calculated or presented. The Company implemented the provisions of ASU No. 2011-05 by reporting a separate statement of comprehensive income for the periods ended June 30, 2012 and 2011.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect this ASU, when adopted, to have a material impact on the Company’s consolidated financial statements.

On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The ASU amends current guidance to allow a company to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements found in ASU 2011-05. The Company implemented the provisions of ASU No. 2011-05 by reporting a separate statement of comprehensive income for the periods ended June 30, 2012 and 2011.

On July 27, 2012, the FASB issued ASU No. No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. The ASU is effective for annual and interim impairment tests beginning on or after September 15, 2012. The Company has not early implemented this ASU to date.

As of August 10, 2012, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s financial position, operating results or financial statement disclosures.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are not statements of historical fact and are based on current assumptions and analysis by the Company and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Forward-looking statements in this report include, without limitation, statements regarding asset quality, possible future weaknesses in the loan portfolio, possible future actions to manage the credit quality of the loan portfolio, adequacy of the allowance for loan losses, adequacy of liquidity and capital levels, and expectations regarding the future economic and employment environment. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions, or expectations will be achieved. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated in such statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, the effectiveness of management’s efforts to improve asset quality and minimize losses related to nonperforming loans; changes in interest rates; declining collateral values, especially in the real estate market; general economic conditions, including continued deterioration in general business conditions and in the financial markets; unemployment levels; deterioration in the value of securities held in the Company’s investment securities portfolio; the legislative/regulatory climate, including the effect the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder may have on the Company; regulatory compliance costs; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan and/or investment portfolios; the level of net loan charge-offs and adequacy of the allowance for loan losses; demand for loan products; deposit flows and funding costs; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. The Company bases its forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements; forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

In addition, the Company has experienced elevated levels of loan losses since the difficult economic climate began in 2008. Future difficulties in portions of the domestic and global financial markets could further impact the Company’s performance, both directly by affecting its revenues and the value of our assets and liabilities, and indirectly by affecting its counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in recent years have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the condition of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Company’s business and financial performance. It also is not clear what effects the Dodd-Frank Act and related regulations or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Company’s business and financial performance.

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

OVERVIEW AND RESULTS OF OPERATIONS

Total assets at June 30, 2012 were $343,924, up 0.42% from $342,484 at December 31, 2011. The principal components of the Company’s assets at the end of the period were $267,842 in net loans, $36,411 in cash and cash equivalents and $25,505 in securities. During the six-month period ended June 30, 2012, net loans increased 0.27% or $719 from $267,123 at December 31, 2011. During the six-month period ended June 30, 2012, cash and cash equivalents decreased 3.03% or $1,136 from $37,547 at December 31, 2011, and securities increased 2.97% or $736 from $24,769 at December 31, 2011.

Total liabilities at June 30, 2012 were $316,184, up 0.21% or $647 from $315,537 at December 31, 2011, primarily as a result of an increase in demand deposits of $1,928 or 5.77% from $33,432 at December 31, 2011 to $35,360 at June 30, 2012 and an increase in savings and NOW accounts of $3,090 or 2.33% from $132,501 at December 31, 2011 to $135,591 at June 30, 2012. These increases were partially offset by a decrease in time deposits of $4,024 or 2.79% from $144,460 at December 31, 2011 to $140,436 at June 30, 2012. The decrease in time deposits was a result of management’s interest rate strategy and a migration of certificate of deposit customers to our KaChing! interest checking account. The Company’s deposits are provided by individuals and businesses located within the communities the Company serves.

Total stockholders’ equity at June 30, 2012 was $27,740 including $23,671 in retained earnings and $1,366 of accumulated other comprehensive losses net of the related deferred tax asset, which represents net unrealized gains on available-for-sale securities and the funded status of the Company’s defined benefit post retirement plan. At December 31, 2011, total stockholders’ equity was $26,947 which included $22,981 in retained earnings and $1,430 of accumulated other comprehensive losses net of related deferred tax asset.

The Company had net income of $690 for the six months ended June 30, 2012, compared with net income of $233 for the comparable period in 2011. The Company had net income of $212 for the three months ended June 30, 2012, compared with net income of $107 for the three months ended June 30, 2011. The increase in net income was primarily due to a decrease in provision for loan losses and an increase in noninterest income. These improvements were partially offset by an increase in the Company’s noninterest expense.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.40% for the six months ended June 30, 2012, up from 0.14% for the same period of 2011. Another key indicator of performance, the return on average equity (“ROE”), for the six months ended June 30, 2012 was 5.04%, up from 1.75% for the six months ended June 30, 2011.

The results of operations for the three and six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

NET INTEREST INCOME

Net interest income represents the principal source of earnings for the Company. Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $5,848 for the six months ended June 30, 2012 compared to $5,904 for the six months ended June 30, 2011. Net interest income was $2,906 for the three months ended June 30, 2012 compared to $3,005 for the three months ended June 30, 2011. The modest decrease is attributable to a decrease in yield on earning assets exceeding the decrease in the cost associated with interest paid on deposits.

The net interest margin decreased to 3.60% for the six months ended June 30, 2012, from 3.69% for the six months ended June 30, 2011. Over the past twelve months, the cost to fund earning assets has fallen 23 basis points to 1.22% while yield on earning assets has fallen 32 basis points to 4.82%, resulting in modest decreases in net interest margin and net interest income.

Interest income decreased 4.75% or $391 to $7,847 for the six months ended June 30, 2012, as compared to $8,238 for the same period of 2011. Interest income decreased 5.29% or $218 to $3,904 for the three months ended June 30, 2012, as compared to $4,122 for the same period of 2011. Interest and fees on loans totaled $7,503 for the six-month period ended June 30, 2012, down from $7,823 for the same period in 2011. This decrease in interest and fees on loans was due to a 32 basis point decrease in loan yield, which decreased to 5.60%. Interest from securities and other interest bearing funds was $344 for the six months ended June 30, 2012, down from $415 for the six months ended June 30, 2011. Interest from securities and other interest bearing funds for the six months ended June 30, 2012 decreased due to a 29 basis point drop in yield for the six months ended June 30, 2012, when compared to the same period of 2011.

Interest expense was $1,999 for the six months ended June 30, 2012, down 14.35% or $335 from $2,334 for the six months ended June 30, 2011. Interest expense was $998 for the three months ended June 30, 2012, down 10.65% or $119 from $1,117 for the three months ended June 30, 2011. Deposits have increased by $6,472 or 2.12% in the past twelve months; however, the rate paid for deposits has fallen by 25 basis points in the same period. The decrease in cost of deposits is primarily due to deposit repricing strategies employed by the Company’s management in the current lower interest rate environment.

NONINTEREST INCOME

Noninterest income increased $178 or 11.60% to $1,712 for the six months ended June 30, 2012 compared to $1,534 for the same period of 2011. Noninterest income increased $125 or 15.43% to $935 for the three months ended June 30, 2012 compared to $810 for the same period of 2011. The Company’s principal sources of noninterest income are service charges and fees on deposit accounts, particularly transaction accounts, fees on sales of mortgage loans, and commissions and fees on the sale of investment and insurance products. The increase in noninterest income for the quarter ended June 30, 2012 from the same period in 2011 was primarily due to a 163.16% or $93 increase in fees on sales of mortgage loans, which such increase partially offset by a 40.64% or $102 decrease in commissions and fees from investment and insurance sales. The increase in noninterest income for the six months ended June 30, 2012 from the same period in 2011 was primarily due to a 113.95% or $147 increase in fees on sales of mortgage loans, with such increase partially offset by the 27.40% or $117 decrease in commissions and fees from investment and insurance products. The increases in mortgage loans sales fees and the decreases in commissions and fees from investment and insurance products were a direct result of the low rate environment as consumers refinance mortgage loans and shift cash to more liquid vehicles.

NONINTEREST EXPENSE

Noninterest expense increased $159 or 2.77% to $5,902 for the six months ended June 30, 2012 compared to $5,743 for the same period of 2011. Noninterest expense increased $99 or 3.34% to $3,063 for the three months ended June 30, 2012 compared to $2,964 for the same period of 2011. The increases in noninterest expense for the six months ended June 30, 2012 from the same period in 2011 was attributed primarily to a 121.28% or$ 57 increase in advertising expense, and a 544.45% or $199 increase in losses associated with nonperforming assets. These increases were partially offset by a 43.87% or $118 decrease in FDIC premiums. The increase in noninterest expense for the three months ended June 30, 2012 from the same period of 2011 was attributed to an 82.76% or $24 increase in advertising expense, and a 248.61% or $118 increase in losses associated with nonperforming assets. These increases were partially offset by a 45.32% or $63 decrease in FDIC premiums.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company expensed a provision for loan losses of $635 in the first six months of 2012 and $467 for the second quarter of 2012 in recognition of management’s estimate of losses inherent in the Company’s loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming loans, and current and anticipated economic conditions in making its estimate of risk. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. The allowance for loan losses was $4,013 as of June 30, 2012, representing approximately 1.48% of total loans outstanding, compared to an allowance of $4,015 as of December 31, 2011, or 1.48% of total loans then outstanding. At June 30, 2012 the allowance for loan losses was equal to 74.04% of the Company’s nonperforming loans as compared to 85.23% at December 31, 2011.

The allowance for loan losses has been adjusted as management recognized weaknesses in the loan portfolio due to the economic downturn, current economic stagnation, depressed collateral values and an increased risk to some customers’ ability to service their loans due to job losses. Management believes the allowance was adequate as of June 30, 2012 to provide for probable loan losses inherent in the Company’s loan portfolio. The allowance was calculated in adherence to generally accepted accounting principles and regulatory guidelines. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations. Although we expect to continue to experience some weaknesses in our loan portfolio, we remain cautiously optimistic that we should see credit quality improve in the second half of 2012. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and adjusts the provision and allowance as deemed appropriate.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off and the amount of the allowance for the periods indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Six Months Ended 6/30/2012	Six Months Ended 6/30/2011
Balance at beginning of period	$4,015	$4,037
Loan charge-offs:
Residential	(606)	(886)
Commercial real estate	(60)	(141)
Commercial	—	(56)
Consumer	(145)	(240)

Total loan charge-offs	(811)	(1,323)

Loan recoveries:
Residential	17	3
Commercial real estate	80	2
Commercial	—	14
Consumer	77	81

Total recoveries	174	100

Net loan charge-offs	(637)	(1,223)

Provision for loan losses	635	1,382

Balance at end of period	$4,013	$4,196

ASSET QUALITY

The economic downturn that started in late 2007 and the stagnant economy that has followed has led to a heightened level in the Company’s nonperforming assets. Some commercial borrowers have struggled to service their loans due to the increasingly difficult business climate, lower revenues, tightening of credit markets and challenges to their business operations. Some noncommercial borrowers have experienced job losses and other economic challenges, as well. The Company is continuing to monitor the situation and is taking steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” loans and continued counseling of customers to discuss options available to them. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and foreclosed properties, were $7,711 at June 30, 2012 and $5,356 at December 31, 2011. Twenty-three foreclosed properties were held as of June 30, 2012, totaling $2,291, compared to eight foreclosed properties held on December 31, 2011 totaling $645. Nonaccrual loans were $5,407 at June 30, 2012 and $4,708 at December 31, 2011. Nonaccrual loans at June 30, 2012 related to both large and small credit relationships, a majority of which were residential loans. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered an impaired loan when, based on then current information and facts, it is probable that the Company will not be able to collect all amounts when due according to the contractual terms of the loan agreement.

The following table summarizes the Company’s asset quality as of the dates indicated.

Asset Quality Highlights	June 30, 2012	December 31, 2011
Nonaccrual loans	$5,407	$4,708
Loans 90 days or more past due	13	3

Total nonperforming loans	5,420	4,711
Foreclosed assets	2,291	645

Total nonperforming assets	7,711	5,356

Nonperforming loans to total loans	1.99%	1.74%
Nonperforming assets to total assets	2.24%	1.56%
Allowance for loan losses	$4,013	$4,015
Allowance for loan losses to total loans	1.48%	1.48%
Allowance for loan losses to nonperforming loans	74.04%	85.23%

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. The Company’s liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments. The Company’s ability to obtain deposits and purchase funds at favorable rates also affects its liquidity. As a result of the Company’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. The Company’s ratio of liquid assets to deposits and short-term borrowings was 16.60% as of June 30, 2012 and 17.33% as of December 31, 2011. Additional sources of liquidity available to the Company include its capacity to borrow additional funds through three correspondent banks and the Federal Home Loan Bank. The total amount available for borrowing to the Company for liquidity purposes was $65,180 on June 30, 2012. The Company currently has no borrowings against these available lines. The Company also has a $3,000 holding company line of credit with a correspondent bank for bank capital purposes and has a seven-year amortizing line with a five-year maturity and an outstanding balance of $2,000 on June 30, 2012 and December 31, 2011. The Company had no borrowings with the Federal Home Loan Bank at June 30, 2012.

CAPITAL

The Company believes that its financial position at June 30, 2012 reflects liquidity and capital levels adequate to fund anticipated funding needs. Capital ratios are above required regulatory minimums for a well-capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Stockholders’ equity totaled $27,740 at June 30, 2012 compared to $26,947 at December 31, 2011. At June 30, 2012, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.83% compared to 8.56% at December 31, 2011. The Bank’s risk-based Tier 1 capital ratio was 10.69% at June 30, 2012 compared to 10.53% at December 31, 2011 and the Bank’s risk-based total capital ratio was 11.94% at June 30, 2012 compared to 11.79% at December 31, 2011. The Company and the Bank are “well-capitalized” under the Office of the Comptroller of the Currency’s regulatory framework.

OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes in the Company’s off-balance sheet arrangements and commitments from the information provided in Bankshares’ 2011 Annual Report to Shareholders. The Company, in the

normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of June 30, 2012 equaled $2,084. Other commitments include commitments to extend credit. Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves. As of June 30, 2012, the Company had unused loan commitments of $59,214, including $30,818 in unused commitments with an original maturity exceeding one year.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies represent the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, as has been the case in recent quarters with some of the Company’s borrowers, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses could be required, as has been the case in recent quarters. Further information regarding the estimates used in determining the allowance for loan losses is contained in the discussions of “Allowance and Provision for Loan Losses” on pages 31 and 32 herein and “Loans and Allowance for Loan Losses” on page 33 of Bankshares’ 2011 Annual Report to Shareholders.

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

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 (File No. 333-20399) filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed on February 16, 2010)

10.5*	Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to registrant’s annual report on Form 10-K filed on March 28, 2012)

10.6*	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K filed on March 28, 2012)

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.11*	Form of Restricted Stock Agreement (with non-competition and consulting provision) under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.11 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101	The following materials from Pinnacle Bankshares Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

*	Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION (Registrant)

August 10, 2012	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and Chief Executive Officer
(principal executive officer)

August 10, 2012	/s/ Bryan M. Lemley
Date	Bryan M. Lemley, Secretary, Treasurer and Chief Financial Officer
(principal financial & accounting officer)