Form 10-K
period 2012-12-31
PINNACLE BANKSHARES CORP
filed 2013-03-27
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

n/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

*	See explanatory note below

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2012 was $13,915,046.47.

There were 1,507,589 shares of common stock of the issuer outstanding as of March 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report. [Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 9, 2013 are incorporated by reference in Part III of this report

Explanatory Note

The Company has filed Forms 15 with respect to the termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the suspension of the duty to file reports under Section 15(d) of the Exchange Act. As a result, the Company expects that this annual report on Form 10-K and amendments, if any, thereto , will be the last report filed by the Company with the SEC pursuant to Section 13 of the Exchange Act for the foreseeable future.

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

The Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, was formed to hold title to Bank premises real estate. FNB Property Corp. sold land held for sale in 2003 and purchased land in Forest, Virginia that was used to build the Forest facility. First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned. Sixteen properties valued at $2,393,000 are being held in other real estate owned as of December 31, 2012.

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

Suspension of Duty to File SEC Reports

The Company has filed Forms 15 with respect to the termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the suspension of the duty to file reports under Section 15(d) of the Exchange Act. As a result, the Company expects that this annual report on Form 10-K and amendments, if any, thereto , will be the last report filed by the Company with the SEC pursuant to Section 13 of the Exchange Act for the foreseeable future. Despite the suspension of the Company’s reporting obligations, management remains committed to providing quarterly and annual updates on the Company’s performance to its shareholders by mailing such information to shareholders and posting such information on the Bank’s website at www.1stnatbk.com under the Investor Relations tab. Additionally, quarterly call reports will continue to be filed with the Bank’s primary regulator, the Office of the Comptroller of the Currency. Call reports are available for review on the Federal Deposit Insurance Corporation’s website at www.fdic.gov.

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

General. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to, and focus on, financial institutions. The most significant of these new laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company is experiencing a period of rapidly changing regulations. These regulatory changes could have a significant impact on how the Company conducts its business. The specific implications of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years to implement regulatory reform initiatives.

The Company is currently subject to the periodic reporting requirements of the Exchange Act, which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. However, following the filing of this annual report on Form 10-K, the Company will no longer be subject to the periodic reporting requirements of the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure with respect to the Company’s corporate operations and internal controls. The Company is currently complying with the SEC and other rules and regulations implemented pursuant to the SOX. Although the Company has incurred additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had a material impact on the Company’s financial condition or results of operations.

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

As of December 31, 2012, the Company and Bank both met all applicable capital requirements imposed by regulation. At December 31, 2012, the Risk-based Capital Ratios of the Company and the Bank were 11.39 percent and 11.85 percent, respectively. At December 31, 2012, the Tier 1 Risk-based Capital Ratios of the Company and the Bank were 10.15 percent and 10.60 percent, respectively. At December 31, 2012, the Leverage Ratios of the Company and the Bank were 8.49 percent and 8.86 percent, respectively.

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

As of December 31, 2012, both the Company and the Bank were considered “well capitalized.”

Basel III Capital Framework. In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

When fully phased in, Basel III would require banks to maintain, (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is expected to begin at 0.625% and be phased in over a four-year period (increasing by that amount each year, until it reaches 2.5%).

The regulations ultimately applicable to the Company may be substantially different from the Basel III proposed rules that were issued in June 2012.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

The Dodd-Frank Act. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), which is discussed in more detail below.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the FRB’s regulations that set maximum interchange fees, these regulations could significantly impact the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implemented other far-reaching changes to the financial regulatory landscape, including provisions that:

•

Restrict the preemption of state law by Federal law and disallow subsidiaries and affiliates of national banks, such as subsidiaries and affiliates of the Bank, from availing themselves of such preemption.

•

Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•

Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, subject to certain exceptions.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies.

•	Implement corporate governance revisions that apply to all public companies, not just financial institutions.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments. The DIF is funded by assessments on banks and other depository institutions. The Bank’s deposits are insured up to applicable limits by the FDIC. Under the risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories as applied to small institutions, Risk Category 1, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for insurances not well rated and well capitalized. The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, effective April 1, 2009, implemented a rule providing for initial base assessment rates for Risk Category 1 institutions of 12 to 16 basis points, subject to potential base-rate adjustments, including (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 25% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. Taking into account these potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 7 to 24 basis points.

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

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans Administration and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other Federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), a bank holding company may become eligible to engage in activities that are financial in nature or incidental or complimentary to financial activities by qualifying as a financial holding company.

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

To date, the Company has not qualified as a financial holding company, and qualification as such by other bank holding companies has not had a material impact on the Company’s or the Bank’s business.

Confidentiality and Required Disclosures of Customer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic financial information of customers. The GLBA and other regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities on the Company cannot be forecast.

Incentive Compensation. The FRB, the Comptroller and the FDIC have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2013. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

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

Employees

As of December 31, 2012, the Company had 105 full-time and part-time employees. The Company’s management believes that its employee relations are good.

Executive Officers of the Registrant

Name (Age)	Principal Occupation During Past Five Years

Aubrey H. Hall, III (42)	President & Chief Executive Officer of Pinnacle Bankshares Coporation and Chief Executive Officer and Trust Officer of First National Bank since July 2011; Director, Pinnacle Bankshares Corporation and First National Bank since 2011. Previously, Executive Vice President of Pinnacle Bankshares Corporation and President and Chief Operating Officer of First National Bank from January 2011 to July 2011 and Chief Lending Officer of First National Bank from 2007 to 2011.

Carroll E. Shelton (62)	Vice President of Pinnacle Bankshares Corporation and Senior Vice President and Chief Credit Officer of First National Bank since 1990; Director, Pinnacle Bankshares Corporation since 1990.

Bryan M. Lemley (41)	Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Senior Vice President of First National Bank since April 2010, Cashier and Chief

Financial Officer of First National Bank since June 2000.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

The Company’s main office and corporate headquarters, located at 622 Broad Street in downtown Altavista, Virginia, is owned and principally occupied by the Bank.

The Vista Office, located at 1301 N. Main Street in Altavista, Virginia, consists of a single-story building owned by the Bank but was destroyed by fire last year. The Company expects its new Vista Branch Office located in Altavista, which will replace the one destroyed by fire last year, to be completed and open for business in early May of 2013. A temporary location behind the office site in the Town and Country Shopping Plaza has been established for customer convenience during the rebuilding process.

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

With the noted exception of the Vista Office, which was destroyed by fire last year with the new branch expected to be completed in May 2013, the Company believes all of these properties are in good operating condition and are adequate for the Company’s present and anticipated future needs. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

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

The information contained on the inside back cover of the 2012 Annual Report to Shareholders, under the caption “Market for Common Equity and Related Stockholder Matters” is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information presented under the caption “Selected Consolidated Financial Information” on page 7 of the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 27 of the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiary, including the accompanying notes, and independent auditors’ report thereon, contained on pages 28 through 66 of the 2012 Annual Report to Shareholders, are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) to be held on April 9, 2013.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors of the Company required by this item is contained on pages 5 through 10 of the 2013 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee required by this item is contained on page 11 of the 2013 Proxy Statement under the caption “Committees of the Board of Directors-Audit Committee,” and is incorporated herein by reference. The information regarding the Company’s Nominating Committee required by this item is contained on pages 12 and 13 of the 2013 Proxy Statement under the caption “Committees of the Board of Directors-Nominating Committee” and is incorporated herein by reference.

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

The information on Executive Compensation required by this item is contained on pages 14 through 19 of the 2013 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference. Information on compensation of directors is contained on page 13 of the 2013 Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of certain beneficial owners and management required by this item is contained on page 4 of the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by shareholders	37,250	(1)	$9.00	55,000	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	37,250		$9.00	55,000

(1)	Reflects shares to be issued pursuant to outstanding options granted under the Company’s 1997 Incentive Stock Plan and 2004 Incentive Stock Plan.
(2)	Reflects shares available to be granted in the form of options, restricted stock or stock appreciation rights under the Company’s 2004 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information on the interest of management in certain transactions and certain committees of the board of directors required by this item is contained on pages 11 through 14 of the 2013 Proxy Statement under the captions “Committees of the Board of Directors” and “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained on page 21 of the 2013 Proxy Statement under the captions “Principal Accountant Fees” and “Pre-Approval Policies” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	The response to this portion of Item 15 is included in Item 8 above.

(a) (2)	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s quarterly report on Form 10-Q filed on November 13, 2008)

3.1(a)	Articles of Amendment to the Articles of Incorporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to registrant’s current report on Form 8-K filed on May 4, 2009)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to registrant’s registration statement on Form S-4 filed on January 24, 1997)

10.1*	1997 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to registrant’s registration statement on Form S-8 filed on September 14, 1998)

10.3*	VBA Directors’ Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to registrant’s annual report on Form 10-KSB filed on March 25, 2003)

10.4*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended December 20, 2012

10.5*	Directors’ Annual Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.8*	Amended and Restated Change in Control Agreement between Pinnacle Bankshares Corporation and Carroll E. Shelton, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K filed on March 27, 2009)

10.9	Pinnacle Bankshares Corporation Promissory Note, effective December 31, 2008, delivered to Community Bankers’ Bank (incorporated by reference to Exhibit 10.9 to registrant’s current report on Form 8-K filed on January 7, 2009)

10.10*	Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.10 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.12*	Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended February 9, 2010 (incorporated by reference to Exhibit 10.12 to registrant’s current report on Form 8-K filed on April 19, 2010)

10.13*	Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective July 1, 2011 (incorporated by reference to Exhibit 10.13 to registrant’s current report on Form 8-K filed on July 7, 2011)

13	2012 Annual Report to Shareholders

21	Subsidiaries of Registrant

31.1	CEO Certification Pursuant to Rule 13a-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)

32.1	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101	The following materials from Pinnacle Bankshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes management contract.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

March 27, 2013	/s/ Aubrey H. Hall, III
Date	Aubrey H. Hall, III, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aubrey H. Hall, III	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2013
Aubrey H. Hall, III

/s/ Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 27, 2013
Bryan M. Lemley

/s/ A. Willard Arthur	Director	March 27, 2013
A. Willard Arthur

/s/ James E. Burton, IV	Director	March 27, 2013
James E. Burton, IV

/s/ Judson H. Dalton	Director	March 27, 2013
Judson H. Dalton

/s/ John P. Erb	Director	March 27, 2013
John P. Erb

/s/ Thomas F. Hall	Director	March 27, 2013
Thomas F. Hall

/s/ R.B. Hancock, Jr.	Director	March 27, 2013
R.B. Hancock, Jr.

/s/ A. Patricia Merryman	Director	March 27, 2013
A. Patricia Merryman

/s/ Carroll E. Shelton	Director	March 27, 2013
Carroll E. Shelton

/s/ C. Bryan Stott	Director	March 27, 2013
C. Bryan Stott

/s/ John L. Waller	Director	March 27, 2013
John L. Waller

/s/ Michael E. Watson	Director	March 27, 2013
Michael E. Watson