Form 10-Q
period 2020-09-30
PINNACLE BANKSHARES CORP
filed 2020-11-16
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 000-23909

PINNACLE BANKSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1832714
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
622 Broad Street Altavista, Virginia	24517-1830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (434) 369-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of October 29, 2020, the registrant had 1,563,922 shares of common stock, $3.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

(In thousands of dollars, except share data)

Assets	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$78,306	$32,903
Certificates of deposits	250	250
Securities:
Available-for-sale, at fair value	44,328	43,194
Held-to-maturity, at amortized cost	500	1,764
Federal Reserve Bank stock, at cost	159	154
Federal Home Loan Bank stock, at cost	450	423
Loans, net	416,485	389,849
Bank premises and equipment, net	17,193	15,546
Accrued interest receivable	1,335	1,277
Bank owned life insurance	10,504	10,335
Goodwill	539	539
Other real estate owned	18	666
Other assets	3,679	3,630
Total assets	$573,746	$500,530
Liabilities and Stockholders' Equity
Liabilities:
Deposits
Demand	$130,336	$110,419
Savings and NOW accounts	288,050	244,941
Time	95,071	94,923
Total deposits	513,457	450,283
Subordinated notes payable	8,000	-
Accrued interest payable	193	205
Other liabilities	4,695	4,597
Total liabilities	526,345	455,085
Stockholders' equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 1,563,922 shares in 2020 and 1,551,339 shares in 2019	4,575	4,564
Capital surplus	1,581	1,461
Retained earnings	43,324	42,404
Accumulated other comprehensive loss, net	(2,079)	(2,984)
Total stockholders' equity	47,401	45,445
Commitments, contingencies and other matters
Total liabilities and stockholders' equity	$573,746	$500,530

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income:
Interest and fees on loans	$4,628	$4,704	$13,684	$13,981
Interest on securities:
U.S. Treasury
U.S. Government agencies	134	205	471	633
States and political subdivisions (taxable)	15	15	44	55
States and political subdivisions (tax-exempt)	52	54	151	175
Other	24	107	129	316
Interest on federal funds sold	-	-	1	1
Total interest income	4,853	5,085	14,480	15,161
Interest expense:
Interest on deposits:
Savings and NOW accounts	223	342	751	791
Time - under $250,000	245	243	767	672
Time - $250,000 and over	126	130	399	371
Interest on federal funds purchased	-	2	-	2
Total interest expense	594	717	1,917	1,836
Net interest income	4,259	4,368	12,563	13,325
Provision for loan losses and unfunded commitments	31	150	257	151
Net interest income after provision for loan losses	4,228	4,218	12,306	13,174
Noninterest income:
Service charges on deposit accounts	506	504	1,442	1,442
Mortgage loan fees	306	173	660	407
Commissions and fees	167	133	475	485
Service charges on loan accounts	91	112	406	310
Other operating income	237	218	863	764
Total noninterest income	1,307	1,140	3,846	3,408
Noninterest expense:
Salaries and employee benefits	2,436	2,191	7,012	6,415
Occupancy expense	285	262	835	743
Furniture and equipment expense	323	302	908	793
Office supplies and printing	51	35	152	158
Federal deposit insurance premiums	67	-	179	126
Capital stock tax	77	60	225	179
Advertising expense	27	29	136	143
Legal expense	134	10	821	66
Core system expense	464	470	1,431	1,383
Other operating expenses	1,098	716	2,504	1,989
Total noninterest expense	4,962	4,075	14,203	11,995
Income before income tax expense	573	1,283	1,949	4,587
Income tax expense	113	240	374	875
Net income	$460	$1,043	$1,575	$3,712
Basic net income per share	$0.29	$0.67	$1.01	$2.40
Diluted net income per share	$0.29	$0.67	$1.01	$2.38

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands of dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$460	$1,043	$1,575	$3,712
Other comprehensive income, net of related income taxes:
Unrealized gains on available-for-sale securities
Before tax	119	126	1,146	1,275
Income tax expense	(26)	(27)	(241)	(268)
Total other comprehensive income	93	99	905	1,007
Comprehensive income	$553	$1,142	$2,480	$4,719

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three and Nine Months Ended September 30, 2020 and September 30, 2019

(In thousands of dollars, except share and per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2018	1,540,054	$4,547	$1,333	$38,853	$(2,622)	$42,111
Net income				1,301		1,301
Other comprehensive gain					471	471
Issuance of restricted stock and related expense	3,297	14	109			123
Stock options exercised	324
Cash dividends declared by
Bankshares ($0.125 per share)				(193)		(193)
Balances, March 31, 2019	1,543,675	$4,561	$1,442	$39,961	$(2,151)	$43,813
Net income				1,368		1,368
Other comprehensive gain					437	437
Issuance of restricted stock and related expense	7,700	(6)	(66)			(72)
Stock options exercised	2,367
Cash dividends declared by
Bankshares ($0.14 per share)				(218)		(218)
Balances, June 30, 2019	1,553,742	$4,555	$1,376	$41,111	$(1,714)	$45,328
Net income				1,043		1,043
Other comprehensive gain					99	99
Issuance of restricted stock and related expense	(2,403)	4	43			47
Cash dividends declared by
Bankshares ($0.14 per share)				(216)		(216)
Balances, September 30, 2019	1,551,339	$4,559	$1,419	$41,938	$(1,615)	$46,301
Balances, December 31, 2019	1,551,339	$4,564	$1,461	$42,404	$(2,984)	$45,445
Net income				448		448
Other comprehensive loss					(480)	(480)
Issuance of restricted stock and related expense	3,347	8	76			84
Stock options exercised	2,412
Cash dividends declared by
Bankshares ($0.14 per share)				(218)		(218)
Balances, March 31, 2020	1,557,098	$4,572	$1,537	$42,634	$(3,464)	$45,279
Net income				667		667
Other comprehensive loss					1,292	1,292
Issuance of restricted stock and related expense		(2)	4			2
Stock options exercised	1,564
Cash dividends declared by
Bankshares ($0.14 per share)				(218)		(218)
Balances, June 30, 2020	1,558,662	$4,570	$1,541	$43,083	$(2,172)	$47,022
Net income				460		460
Other comprehensive loss					93	93
Issuance of restricted stock and related expense	5,260	5	40			45
Stock options exercised
Cash dividends declared by
Bankshares ($0.14 per share)				(219)		(219)
Balances, September 30, 2020	1,563,922	$4,575	$1,581	$43,324	$(2,079)	$47,401

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019

(In thousands of dollars)

(Unaudited)

	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$1,575	$3,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of bank premises and equipment	589	526
Net (accretion) amortization of unearned fees, net	(508)	15
Net amortization of premiums and discounts on securities	230	252
Provision for loan losses	257	151
Stock based compensation expense	131	98
Increase in cash value of bank owned life insurance	(169)	(175)
Net (increase) decrease in:
Accrued interest receivable	(58)	124
Other assets	(290)	(339)
Net (decrease) increase in:
Accrued interest payable	(12)	45
Other liabilities	98	720
Net cash provided by operating activities	1,843	5,129
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,969)	(4,968)
Proceeds from maturities and calls of available-for-sale securities	2,000	2,990
Proceeds from sales of available-for-sale securities	—	1,887
Proceeds from paydowns and maturities of available-for-sale mortgage- backed securities	4,755	4,483
Proceeds from maturities and calls of held-to-maturity securities	1,260	—
Proceeds from the sale of OREO	666	—
Purchase of Federal Reserve Stock	(5)	(5)
Purchase of Federal Home Loan Bank Stock	(27)	(24)
Net increase in loans made to customers	(26,403)	(15,590)
Purchases of bank premises and equipment	(2,236)	(582)
Disposals of bank premises and equipment	—	300
Net cash used in investing activities	(26,959)	(11,509)
Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	63,026	10,412
Net increase (decrease) in time deposits	148	(4,350)
Proceeds from subordinated notes issued	8,000	-
Cash dividends paid	(655)	(627)
Net cash provided by financing activities	70,519	5,435
Net increase in cash and cash equivalents	45,403	(945)
Cash and cash equivalents, beginning of period	32,903	15,717
Cash and cash equivalents, end of period	$78,306	$14,772
Supplemental disclosure of cash flows information
Cash paid during the period for:
Income taxes	$400	$1,480
Interest	1,929	1,791

Transfer from loans to foreclosed assets	$18	$18
Loans charged against the allowance for loan losses	442	451
Unrealized gains on available-for-sale securities	1,146	1,275

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(In thousands, except ratios, share and per share data)
(Unaudited)

(1)	Summary of Significant Accounting Policies and Practices

The accompanying unaudited condensed consolidated financial statements of Pinnacle Bankshares Corporation (“Pinnacle” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Pinnacle’s consolidated financial statements and notes thereto for the year ended December 31, 2019. The results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019, are not necessarily indicative of the results of operations for the full year or any other interim periods.

The accounting and reporting policies of Pinnacle conform to GAAP and general practices within the banking industry.  As of September 30, 2020, the most recent notification from Office of the Comptroller of the Currency categorized Pinnacle and First National Bank (Altavista, Virginia) (“First National Bank” or the “Bank”), Pinnacle’s wholly-owned banking subsidiary, as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Pinnacle and the First National Bank’s category.

On October 30, 2020, Pinnacle completed the acquisition of Virginia Bank Bankshares, Inc. (“Virginia Bank”) and its banking subsidiary, Virginia Bank and Trust Company (Danville, Virginia), for an aggregate purchase price of $23,199 of cash and stock.  Additional information about this merger is presented in Note 12.]

The following is a summary of the more significant accounting policies and practices:

(a)	Consolidation

The condensed consolidated financial statements include the accounts of Pinnacle and First National Bank. All material intercompany balances and transactions have been eliminated.

(b)	Use of Estimates

In preparing the condensed consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and revenues and expenses for the nine months ended September 30, 2020.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, payments/obligations under benefit and pensions plans, other real estate owned and fair value of investments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these condensed consolidated financial statements, have been made.

The outbreak of the novel coronavirus and the resulting COVID-19 illness has caused a significant disruption in economic activity worldwide, and Pinnacle expects that it may have a significant impact on businesses and consumers in its market areas and on its results of operations. It is unknown how long these conditions will last and what the ultimate financial impact will be to Pinnacle.

(c)	Borrowings

As of September 30, 2020 and December 31, 2019, Pinnacle’s available borrowing limit with the FHLB was approximately $137,722 and $117,198, respectively.

Pinnacle had $0 in borrowings from the FHLB outstanding at September 30, 2020.  Pinnacle also has a $5,000 line of credit commitment of which $5,000 is currently available. The line of credit is secured by the authorized capital stock of First National Bank with a correspondent bank.  The line of credit had $0 outstanding as of September 30, 2020 and December 31, 2019.

On September 21, 2020, Pinnacle completed a private placement of $8,000 in fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.  The proceeds from the sale of the Notes were utilized to fund a portion of the cash consideration paid by Pinnacle in connection with its merger with Virginia Bank and to provide optionality for various growth opportunities and for general corporate purposes. The Notes bear interest at 5.25% per annum, beginning September 18, 2020 to but excluding September 30, 2025, payable quarterly in arrears. From September 30, 2025 to but excluding September 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 513 basis points, payable quarterly in arrears. Beginning on September 30, 2025 through maturity, the Notes may be redeemed, at Pinnacle’s option and subject to any required regulatory approval, on any scheduled interest payment date. The Notes will mature on September 30, 2030.

(d)	Revenue Recognition

Pinnacle recognizes revenue from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts and commissions and fees are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans, securities and mortgage banking. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, and VISA debit card interchange fees.  Pinnacle’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or at the end of each month through a direct charge to customers’ accounts. Overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, Pinnacle’s performance obligation is satisfied, and related revenue recognized, at a point in time when the service is delivered. Debit card fees are primarily comprised of interchange fee income.  Interchange fees are earned whenever Pinnacle’s debit cards are processed through the Visa network.  Pinnacle’s performance obligation for interchange fee income is satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Interchange income for vendors using terminals Pinnacle has sold and commissions from VISA related to Pinnacle’s principal status are also included in other operating income.  Pinnacle’s performance obligation is satisfied, and the related revenue recognized, when the commissions or fees are earned and are generally based on a percentage of activity.

Commissions and Fees

Commissions and fees consists of commissions received on investment product and insurance policies sales. For insurance sales, Pinnacle acts as an intermediary between Pinnacle’s customer and the insurance carrier or Bankers Insurance, LLC. Pinnacle’s performance obligation is satisfied upon the issuance of the insurance policy. Pinnacle retains a certain percentage of the policy premium for each policy sold. Investment commissions consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of investments are recognized on trade date, which is when Pinnacle has satisfied its performance obligation. Commissions and fees that total $475 and $485 for the nine month periods ended September 30, 2020 and 2019, respectively, on the condensed consolidated statements of operations includes $148 and $126 in loan late fees that are out-of-scope of Topic 606.  Commissions and fees that total $167 and $133 for the three month periods ended September 30, 2020 and 2019, respectively, on the condensed consolidated statements of operations includes $53 and $40 in loan late fees that are out-of-scope of Topic 606.

Other Operating Income

Included in other operating income are various transaction based revenue streams such as wire transfer fees, foreign ATM fees, ACH origination fees, cashier check fees and miscellaneous services provided such as assistance with balancing a customer’s checking account or making copies. Each of these fees are transactional based, and therefore, Pinnacle’s performance obligation is satisfied, and related revenue recognized, at a point in time when the service is delivered.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Non-interest Income
In-scope of Topic 606:
Service charges on deposit accounts	$506	$482	$1,442	$1,420
Commissions and fees	114	93	327	281
Other operating income	167	151	509	497
Non-interest Income (in-scope of Topic 606)	$787	$726	$2,278	$2,198
Non-interest Income (out-of-scope of Topic 606)	520	414	1,568	1,210
	$1,307	$1,140	$3,846	$3,408

(e)	Net Income per Share

Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are not anti-dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Pinnacle.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net income	Shares	Per share
Three months ended September 30, 2020	(numerator)	(denominator)	amount
Basic net income per share	$460	1,562,292	$0.29
Effect of dilutive stock options	—	2,196
Diluted net income per share	$460	1,564,488	$0.29

	Net income	Shares	Per share
Three months ended September 30, 2019	(numerator)	(denominator)	amount
Basic net income per share	$1,043	1,551,626	$0.67
Effect of dilutive stock options	—	9,872
Diluted net income per share	$1,043	1,561,498	$0.67

	Net income	Shares	Per share
Nine months ended September 30, 2020	(numerator)	(denominator)	amount
Basic net income per share	$1,575	1,558,732	$1.01
Effect of dilutive stock options	—	3,453
Diluted net income per share	$1,575	1,562,185	$1.01

	Net income	Shares	Per share
Nine months ended September 30, 2019	(numerator)	(denominator)	amount
Basic net income per share	$3,712	1,548,384	$2.40
Effect of dilutive stock options	—	9,965
Diluted net income per share	$3,712	1,558,349	$2.38

(f)	Condensed Consolidated Statements of Cash Flows

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks (with original maturities of three months or less), and federal funds sold. Generally, federal funds are purchased and sold for one‑day periods.

(g)	Current Accounting Developments

For each of the accounting pronouncements that affect the Company, the Company elected to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

In January 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by 1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; 3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; and 4) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In January 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01.  The new guidance is effective for private companies for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The adoption of this guidance did not have an impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In July 2019, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements to provide entities with additional guidance related to the transition method selected, as well as on separating components of a contract to the original information issued in ASU 2016-02.  In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which clarified the amendments and delayed the effective dates of the previously issued ASU’s.  The amendments in this ASU are effective for private companies for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early application of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses to clarify that operating lease receivables are within the scope of ASC 842 rather than ASC Topic 326. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which clarified the amendments and delayed the effective dates of the previously issued ASU’s.  ASU 2016-13 is effective for private companies for fiscal years beginning after December 15, 2022. Early application of this ASU is permitted for all entities. The Company is currently assessing the potential impact of this ASU and collecting loan data needed to measure the required calculation.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments of this ASU are effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not expect the adoption of this guidance to be material to the condensed consolidated financial statements.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815 ): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Amendments in this ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the provisions of ASU 2017-11 but believes that its adoption will not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for private companies for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606.  The Company does not expect the adoption of this guidance to be material to the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, based on the ideas in the Concepts Statements, including the consideration of costs and benefits.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of this ASU.  The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for private companies for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its condensed consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its condensed consolidated financial statements.

(2)	Restrictions on Cash

To comply with Federal Reserve regulations, Pinnacle is required to maintain certain average reserve balances; however, due to the COVID-19 pandemic, the daily average reserve requirement for the week including September 30, 2020 was $0.  The daily average reserve requirement for the week including December 31, 2019 was $5,892.

(3)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2020 are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Available-for-Sale	costs	gains	losses	values
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$2,701	99	—	2,800
Obligations of states and political subdivisions	10,657	742	—	11,399
Mortgage-backed securities – government	29,497	722	(90)	30,129
Total available-for-sale	$42,855	1,563	(90)	44,328

September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Held-to-Maturity	costs	gains	losses	values
Obligations of states and political subdivisions	$500	1	—	501

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Available-for-Sale	costs	gains	losses	values
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$5,986	30	(15)	6,001
Obligations of states and political subdivisions	8,897	370	—	9,267
Mortgage-backed securities – government	27,984	179	(237)	27,926
Total available-for-sale	$42,867	579	(252)	43,194

December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Held-to-Maturity	costs	gains	losses	values
Obligations of states and political subdivisions	$1,764	16	—	1,780

The following table shows the gross unrealized losses and fair value of Pinnacle’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2020:

	Less than 12 months		More than 12 months		Total
		Gross		Gross	Gross	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Description of Securities	value	losses	value	losses	value	losses
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities-government	4,372	26	8,100	64	12,472	90
Total	$4,372	26	8,100	64	12,472	90

Pinnacle does not consider the unrealized losses other-than-temporary losses based on the volatility of the securities market price involved, the credit quality of the securities, and Pinnacle’s ability, if necessary, to hold the securities until maturity.  As of September 30, 2020, the securities included 6 bonds that had continuous losses for less than 12 months and 22 bonds that had continuous losses for more than 12 months. There were no realized gains and losses in the first nine months of 2020.

The following table shows the gross unrealized losses and fair value of Pinnacle’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2019:

	Less than 12 months		More than 12 months		Total
		Gross		Gross	Gross	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Description of Securities	value	losses	value	losses	value	losses
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$1,457	9	995	6	2,452	15
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities-government	9,482	80	11,175	157	20,657	237
Total	$10,939	89	12,170	163	23,109	252

For 2019, the securities included 15 bonds that had continuous losses for less than 12 months and 28 bonds that had continuous losses for more than 12 months.  There were $2 in net realized losses on securities sold in 2019.

The amortized costs and fair values of available‑for‑sale and held‑to‑maturity securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
Due in one year or less	$998	1,001	500	501
Due after one year through five years	1,628	1,723	—	—
Due after five years through ten years	8,072	8,761	—	—
Due after ten years	2,660	2,714	—	—
	13,358	14,199	500	501
Mortgage-backed securities	29,497	30,129	—	—
Totals	42,855	44,328	500	501

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
Due in one year or less	$1,997	2,001	1,264	1,273
Due after one year through five years	3,128	3,171	500	507
Due after five years through ten years	8,453	8,784	—	—
Due after ten years	1,305	1,312	—	—
	14,883	15,268	1,764	1,780
Mortgage-backed securities	27,984	27,926	—	—
Totals	$42,867	43,194	1,764	1,780

Securities with amortized costs of approximately $5,108 (fair value of $5,374) as of September 30, 2020, were pledged as collateral for public deposits. Securities with amortized costs of approximately $7,456 (fair value of $7,464) as of December 31, 2019, were pledged as collateral for public deposits.

(4)	Loans, Allowance for Loan Losses and Credit Quality

A summary of loans as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020	December 31, 2019
Real estate loans:
Residential-mortgage	$111,584	$116,139
Residential-construction	6,042	6,250
Commercial	116,797	110,277
Loans to individuals for household, family and other consumer expenditures	107,021	99,318
Commercial and industrial loans	79,276	61,536
Total loans, gross	420,720	393,520
Less unearned income and fees	(707)	(199)
Loans, net of unearned income and fees	420,013	393,321
Less allowance for loan losses	(3,528)	(3,472)
Loans, net	$416,485	$389,849

Beginning in April 2020, Pinnacle originated loans under the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”).  PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  As repayment of the PPP loans is guaranteed by the SBA, Pinnacle does not recognize a reserve for PPP loans in its allowance for loan losses. Pinnacle received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP.  Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans.  Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness.

In the normal course of business, the First National Bank has made loans to executive officers and directors.  As of September 30, 2020, loans to executive officers and directors totaled $303 as compared to $383 as of December 31, 2019. During the first nine months of 2020, one new consumer loan was made to a director per Regulation O totaling $25.  Also, during the first nine months of 2020, one residential-mortgage loan of $270 was made that that was sold to the secondary market.  All such loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk of collectability or present other unfavorable features.

The fair value of loans, net of unearned income and fees, was $429,865 as of September 30, 2020.

The following table presents information on Pinnacle’s allowance for loan losses and recorded investment in loans. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.  The allowance for loan losses for PPP loans guaranteed by SBA were separately evaluated by Pinnacle management.  This analysis included the likelihood of loss was remote and therefore there no allowance for loan losses attributed to these loans.

Allowance for Loan Losses and Recorded Investment in Loans

For the Three Months Ended September 30, 2020

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$584	806	1,048	1,056	3,494
Charge-offs	—	—	(37)	(48)	(85)
Recoveries	—	—	89	1	90
(Recovery of) provision for loan losses	(201)	275	(120)	75	29
Ending Balance	383	1,081	980	1,084	3,528
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	$383	1,081	980	1,084	3,528

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$79,276	116,797	107,021	117,626	420,720
Ending balance: individually evaluated for impairment	—	611	—	948	1,559
Ending balance: collectively evaluated for impairment	$79,276	$116,186	$107,021	$116,678	$419,161

Allowance for Loan Losses and Recorded Investment in Loans

For the Nine Months Ended September 30, 2020

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$440	1,087	937	1,008	3,472
Charge-offs	—	—	(393)	(49)	(442)
Recoveries	1	—	252	8	261
(Recovery of) provision for loan losses	(58)	(6)	184	117	237
Ending Balance	$383	$1,081	$980	$1,084	3,528
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	0
Ending balance: collectively evaluated for impairment	$383	1,081	980	1,084	3,528

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$79,276	116,797	107,021	117,626	420,720
Ending balance: individually evaluated for impairment	—	611	—	948	1,559
Ending balance: collectively evaluated for impairment	$79,276	$116,186	$107,021	$116,678	$419,161

Allowance for Loan Losses and Recorded Investment in Loans

For the Three Months Ended September 30, 2019

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$650	909	1,001	796	3,356
Charge-offs	—	—	(109)	—	(109)
Recoveries	1	—	84	3	88
(Recovery of) provision for loan losses	(27)	117	(101)	165	154
Ending Balance	$624	1,026	875	964	3,489
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	$624	1,026	875	964	3,489

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$58,955	113,354	100,068	119,226	391,603
Ending balance: individually evaluated for impairment	—	—	57	1,256	1,313
Ending balance: collectively evaluated for impairment	$58,955	113,354	100,011	117,970	390,290

Allowance for Loan Losses and Recorded Investment in Loans

For the Nine Months Ended September 30, 2019

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$518	1,035	834	985	3,372
Charge-offs	(2)	—	(391)	(58)	(451)
Recoveries	15	81	232	89	417
Provision for (recovery of) loan losses	93	(90)	200	(52)	151
Ending Balance	$624	1,026	875	964	3,489
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	$624	1,026	875	964	3,489

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$58,955	113,354	100,068	119,226	391,603
Ending balance: individually evaluated for impairment	—	—	57	1,256	1,313
Ending balance: collectively evaluated for impairment	$58,955	113,354	100,011	117,970	390,290

Allowance for Loan Losses and Recorded Investment in Loans

For the Year Ended December 31, 2019

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$518	1,035	834	985	3,372
Charge-offs	(3)	—	(538)	(68)	(609)
Recoveries	78	1	303	170	552
(Recovery of) provision for loan losses	(153)	51	338	(79)	157
Ending Balance	$440	1,087	937	1,008	3,472
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	$440	1,087	937	1,008	3,472

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$61,536	110,277	99,318	122,389	393,520
Ending balance: individually evaluated for impairment	—	149	124	985	1,258
Ending balance: collectively evaluated for impairment	$61,536	110,128	99,194	121,404	392,262

Pinnacle utilizes a risk rating matrix to assign a risk grade to each of its loans.  A description of the general characteristics of the risk grades is as follows:

Pass – These loans have minimal and acceptable credit risk.

Special Mention – These loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

Substandard – These loans are inadequately protected by the net worth or paying capacity of the obligor or collateral pledged, if any.  Loans classified as substandard must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  A substandard loan is characterized by the distinct probability that Pinnacle will sustain some loss if the deficiencies are not corrected.

Doubtful – These loans have all of the weakness inherent in one classified as substandard with the added characteristic that the weaknesses make collection liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table illustrates Pinnacle’s credit quality indicators:

Credit Quality Indicators

As of September 30, 2020

		Commercial
Credit Exposure	Commercial	Real Estate	Consumer	Residential	Total
Pass	$78,736	$114,939	$106,974	$115,785	$416,434
Special Mention	416	1,032	—	474	1,922
Substandard	124	826	47	1,367	2,364
Doubtful	—	—	—	—	—
Total	$79,276	116,797	107,021	117,626	420,720

Credit Quality Indicators

As of December 31, 2019

		Commercial
Credit Exposure	Commercial	Real Estate	Consumer	Residential	Total
Pass	$61,308	109,249	99,226	120,731	390,514
Special Mention	72	147	—	479	698
Substandard	156	881	92	1,179	2,308
Doubtful	—	—	—	—	—
Total	$61,536	110,277	99,318	122,389	393,520

The following table represents an age analysis of Pinnacle’s past due loans:

Age Analysis of Past Due Loans

As of September 30, 2020

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	—	—	—	79,276	79,276	—
Commercial real estate	—	—	611	611	116,186	116,797	—
Consumer	89	—	—	89	106,932	107,021	—
Residential	282	—	759	1,041	116,585	117,626	—
Total	$371	—	1,370	1,741	418,979	420,720	—

Age Analysis of Past Due Loans

As of December 31, 2019

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	—	—	—	61,536	61,536	—
Commercial real estate	—	—	149	149	110,128	110,277	—
Consumer	157	—	124	281	99,037	99,318	—
Residential	61	—	862	923	121,466	122,389	—
Total	$218	—	1,135	1,353	392,167	393,520	—

The following table presents information on Pinnacle’s impaired loans and their related allowance for loan losses:

Impaired Loans

As of September 30, 2020

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	—	—	—	—
Commercial real estate	611	611	—	380	—
Consumer	—	—	—	77	—
Residential	948	948	—	967	2
With related allowance recorded:
Commercial	$—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	—	—	—	66	—
Total:
Commercial	—	—	—	—	—
Commercial real estate	611	611	—	380	—
Consumer	—	—	—	77	—
Residential	$948	948	33	1,033	2
Total	$1,559	1,559	33	1,490	2

Impaired Loans

As of December 31, 2019

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	—	—	—	—
Commercial real estate	149	149	—	75	—
Consumer	124	124	—	69	—
Residential	985	985	—	1,039	7
Total:
Commercial	—	—	—	—	—
Commercial real estate	149	149	—	75	—
Consumer	124	124	—	69	—
Residential	$985	985	—	1,039	7
Total	$1,258	1,258	—	1,183	7

The following presents information on Pinnacle’s nonaccrual loans:

Loans in Nonaccrual Status

As of

	September 30, 2020	December 31, 2019
Commercial	$—	—
Commercial real estate	611	149
Consumer	—	124
Residential	759	862
Total	$1,370	1,135

Pinnacle had two restructured loans totaling $189 as of September 30, 2020.  All of these restructured loans constituted troubled debt restructurings as of September 30, 2020.  There were no additional commitments to extend credit related to these troubled debt restructurings that were outstanding as of September 30, 2020.

Pinnacle offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories.

Rate Modification is a modification in which the interest rate is changed.

Term Modification is a modification in which the maturity date, timing of payments or frequency of payments is changed.

Interest Only Modification is a modification in which the loan is converted to interest only payments for a period of time.

Payment Modification is a modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification is any other type of modification, including the restructuring of two or more loan terms through the use of multiple categories above.

Section 413 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates.

Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payments that are insignificant.  The loans that receive these short-term modifications are not included in the Company’s balances of restructured loans or troubled debt restructurings.

The following tables present troubled debt restructurings as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Accrual Status	Non-Accrual Status	Total Troubled Debt Restructuring
Commercial	$—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Residential	189	—	189
Total	$189	—	189

	December 31, 2019
	Accrual Status	Non-Accrual Status	Total Troubled Debt Restructuring
Commercial	$—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Residential	123	68	191
Total	$123	68	191

For the three and nine months periods ended September 30, 2020 and September 30, 2019, Pinnacle had no new troubled debt restructures and no troubled debt restructures experienced payment defaults.

(5)	Deposits

A summary of deposits as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Noninterest-bearing demand deposits	$130,336	$110,419
Interest-bearing:
Savings and money market accounts	192,079	161,279
NOW accounts	95,971	83,662
Time deposits – under $250,000	88,429	87,278
Time deposits – $250,000 and over	6,642	7,645
Total interest-bearing deposits	383,121	339,864
Total deposits	$513,457	$450,283

In the normal course of business, the First National Bank has received deposits from executive officers and directors. As of September 30, 2020 and December 31, 2019, deposits from executive officers and directors were approximately $16,375 and $2,145, respectively. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

The fair value of deposits was $492,882 as of September 30, 2020 and $410,213 as of December 31, 2019.

(6)	Employee Benefit Plans

First National Bank maintains a noncontributory defined benefit pension plan that covers substantially all of its employees. Benefits are computed based on employees’ average final compensation and years of credited service. Pension expenses amounted to approximately $190 and $123 in the third quarter of 2020 and 2019, respectively.  Pension expenses amounted to approximately $568 and $370 in the first nine months of 2020 and 2019, respectively.

The components of net pension benefit cost under the plan for the three and nine months ended September 30, 2020 and 2019 is summarized as follows:

	Pension Benefits
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$201	142	$603	426
Interest cost	97	91	290	273
Expected return on plan assets	(152)	(132)	(456)	(396)
Net loss due to settlement	—	—	—	—
Recognized net actuarial loss	44	22	131	67
Net pension benefit cost	$190	123	$568	370

Pinnacle also has a 401(k) plan under which Pinnacle matches employee contributions to the plan. The amount expensed for the 401(k) plan was $48 during the three months ended September 30, 2020 and $46 during the three months ended September 30, 2019.  The amount expensed for the 401(k) plan was $96 during the nine months ended September 30, 2020 and $89 during the nine months ended September 30, 2019.

(7)	Financial Instruments with Off‑Balance‑Sheet Risk

Pinnacle is a party to financial instruments with off‑balance‑sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include mortgage sale lock commitments, commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement First National Bank has in particular classes of financial instruments.

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. Pinnacle’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Pinnacle uses the same credit policies in making commitments and conditional obligations as it does for on‑balance‑sheet instruments.

Pinnacle requires collateral to support financial instruments when it is deemed necessary. First National Bank evaluates such customers’ creditworthiness on a case‑by‑case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, real estate, accounts receivable, inventory, and property, plant and equipment.

Financial instruments whose contract amounts represent credit risk:

	Contract amounts at
	September 30, 2020	December 31, 2019
Commitments to extend credit	$96,546	$79,001
Standby letters of credit	$6,365	$5,074

In the ordinary course of business, Pinnacle may enter into mortgage rate lock commitments that are subsequently funded by Pinnacle. Pinnacle then sells the mortgage loan to a secondary market bank that had underwritten the mortgage loan before Pinnacle funded the loan.  The secondary market bank pays a fee that was agreed upon on the lock commitment date to Pinnacle and buys the loan within five days of the initial funding by Pinnacle.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by First National Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of Pinnacle’s standby letters of credit commitments as of September 30, 2020 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

(8)	Concentrations of Credit Risk and Contingencies

Pinnacle grants commercial, residential and consumer loans to customers primarily in the central Virginia area. As a whole, the portfolio is affected by general economic conditions in the central Virginia region.

Pinnacle’s commercial and real estate loan portfolios are diversified, with no significant concentrations of credit other than the geographic focus on the central Virginia region. The installment loan portfolio consists of consumer loans primarily for automobiles and other personal property. Overall, Pinnacle’s loan portfolio is diversified and is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of Pinnacle.

Pinnacle has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property. Credit approval is primarily based on the creditworthiness of the borrower, the ability to repay and the value of the collateral pledged.

At times, Pinnacle may have cash and cash equivalents at a financial institution in excess of insured limits. Pinnacle places its cash and cash equivalents with high credit quality financial institutions whose credit rating and financial condition is monitored by management to minimize credit risk.

In the ordinary course of business, various claims and lawsuits are brought by and against Pinnacle. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in Pinnacle’s consolidated financial condition or results of operations.

(9)	Dividend Restrictions and Capital Requirements

Pinnacle’s principal source of funds for dividend payments is dividends received from the Bank.  For three months ended September 30, 2020 and September 30, 2019, dividends from the Bank totaled $794 and $248, respectively.    For nine months ended September 30, 2020 and September 30, 2019, dividends from the Bank totaled $1,921 and $733 respectively.

Substantially all of Pinnacle’s retained earnings consist of undistributed earnings of the Bank, which are restricted by various regulations administered by federal banking regulatory agencies. Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of First National Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years.

Pinnacle and First National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Pinnacle’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle and First National Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off‑balance‑sheet items as calculated under regulatory accounting practices. Pinnacle and First National Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning January 1, 2015, Pinnacle and First National Bank became subject to the Basel III Capital Rules. In addition, a new ratio, Common Equity Tier 1 or “CET 1” Risk-Based Capital Ratio, is now measured and monitored. Pinnacle and First National Bank's actual regulatory capital amounts and ratios as of September 30, 2020, are listed below:

Regulatory Capital Ratios as of September 30, 2020	Pinnacle Consolidated		First National Bank
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$52,468	12.81%	$51,062	12.51%
CET 1 Risk Based Capital Ratio (to Risk Weighted Assets)	$48,940	11.95%	$47,534	11.65%
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	$48,940	11.95%	$47,534	11.65%
Tier 1 Leverage Capital Ratio (to Average Assets)	$48,940	8.63%	$47,534	8.40%

The Basel III Capital Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer was first applied on January 1, 2016, at 0.625% of risk weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. Basel III was fully phased in on January 1, 2019 and now requires (i) a minimum ratio of CET1 capital to risk weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%.

The federal banking agencies have developed a Community Bank Leverage Ratio (the “CBLR”), which is defined as the ratio of a bank’s Tier 1 capital to average total consolidated assets, for banks with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements under the Basel III Capital Rules and the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the minimum CBLR at 9.0%. A bank can elect to be subject to the CBLR, which First National Bank did beginning with the quarter ended March 31, 2020. The minimum CBLR has been temporarily lowered to 8% beginning for the second quarter of 2020, and will rise to 8.5% for periods during 2020 until returning to 9% beginning January 1, 2022.

As of September 30, 2020, First National Bank had a CBLR of 8.40%.

First National Bank was considered “well capitalized” as of December 31, 2019 and September 30, 2020.

In August 2018, the Board of Governors of the Federal Reserve System updated the Small Bank Holding Company Policy Statement (the “Statement”). The Statement, among other things, exempts qualifying bank holding companies with consolidated assets of less than $3 billion from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. Pinnacle expects that it will be treated as a small bank holding company and is not subject to regulatory capital requirements on a consolidated basis. At September 30, 2020, Pinnacle’s regulatory capital ratios exceeded all minimum capital requirements that would have applied to Pinnacle if it were not a small bank holding company.

(10)	Disclosures about Fair Value of Financial Instruments

GAAP requires Pinnacle to disclose estimated fair values of its financial instruments.

The following methods and assumptions were used to estimate the approximate fair value of each class of financial instrument for which it is practicable to estimate that value.

(a)	Securities

The fair value of securities is estimated based on bid prices as quoted on national exchanges or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations; so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

(b)	Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate ‑ residential, real estate ‑ commercial, loans to individuals and other loans. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for prepayments. The estimate of maturity is based on Pinnacle’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

(c)	Deposits

The fair value of demand deposits, NOW accounts, and savings deposits is the amount payable on demand. The fair value of fixed maturity time deposits, certificates of deposit is estimated by discounting scheduled cash flows through the estimated maturity using the rates currently offered for deposits or borrowings of similar remaining maturities.

(d)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant as of September 30, 2020 and December 31, 2019, and as such, the related fair values have not been estimated.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time Pinnacle’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of Pinnacle’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off‑balance sheet financial instruments without attempting to estimate the value of anticipated funding needs and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets and premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(e)	Fair Value Methodologies

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available, and would in such case be included as a Level 1 asset.  As of September 30, 2020 and December 31, 2019, Pinnacle currently carried no Level 1 securities.  If quoted prices are not available, valuations are obtained from readily available pricing sources from independent providers for market transactions involving similar assets or liabilities.  Pinnacle’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.  These would be classified as Level 2 assets.  Pinnacle’s entire available-for-sale securities portfolio was classified as Level 2 securities at September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, Pinnacle carried no Level 3 securities for which fair value would be determined using unobservable inputs.

Loans

Pinnacle does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established for that loan.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 360, Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans.  As of September 30, 2020 and December 31, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with Impairment of a Loan, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Pinnacle records the impaired loan as a nonrecurring Level 2 asset.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Pinnacle records the impaired loan as a nonrecurring Level 3 asset.  For substantially all of Pinnacle‘s impaired loans as of  December 31, 2019, the valuation methodology utilized by Pinnacle was collateral based measurements such as a real estate appraisal and the primary unobservable input was adjustments for differences between the comparable real estate sales.  The discount to reflect current market conditions and ultimately collectability ranged from 0% to 25% for each of the respective periods.

Other Real Estate Owned

Other real estate owned is adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on observable market price or a current appraised value, Pinnacle records the foreclosed asset as a nonrecurring Level 2 asset.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Pinnacle records the other real estate owned as a nonrecurring Level 3 asset.   For substantially all of Pinnacle’s other real estate owned as of December 31, 2019, the valuation methodology utilized by Pinnacle was collateral based measurements such as a real estate appraisal and the primary unobservable input was adjustments for differences between the comparable real estate sales.  The discount to reflect current market conditions ranged from 0% to 25% for each of the respective periods.

The following tables present information about certain assets and liabilities measured at fair value:

Fair Value Measurements on September 30, 2020

Description	Total Carrying Amount in The Consolidated Balance Sheet	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$44,328	$44,328	$—	$44,328	$—
Impaired loans (nonrecurring)	$1,559	$1,559	$—	$—	$1,559
Other Real Estate Owned (nonrecurring)	$18	$18	$—	$—	$18

Fair Value Measurements on December 31, 2019

Description	Total Carrying Amount in The Consolidated Balance Sheet	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$43,194	$43,194	$—	$43,194	$—
Impaired loans (nonrecurring)	$1,258	$1,258	$—	$—	$1,258
Other Real Estate Owned (nonrecurring)	$666	$666	$—	$—	$666

The following table sets forth a summary of changes in the fair value of Pinnacle’s nonrecurring Level 3 assets for the period ended September 30, 2020 and 2019:

	Level 3 Assets		Level 3 Assets
	Period Ended September 30, 2020		Period Ended September 30, 2019
	Impaired	Other Real	Impaired	Other Real
	Loans	Estate Owned	Loans	Estate Owned
Balance, beginning of the year	$1,258	666	$1,186	627
Purchases, sales, issuances, and settlements (net)	593	(619)	151	17
Balance, March 31	$1,851	47	$1,337	644
Purchases, sales, issuances, and settlements (net)	(110)	(47)	(215)	105
Balance, June 30	$1,741	—	$1,122	749
Purchases, sales, issuances, and settlements (net)	(182)	18	245	(104)
Balance, September 30	$1,559	18	$1,367	645

(11)	Parent Company Financial Information

Condensed financial information of Pinnacle (“Parent”) is presented below:

Condensed Balance Sheets

Assets	September 30, 2020	December 31, 2020
Cash due from subsidiary	$8,121	31
Investment in subsidiary, at equity	45,995	44,320
Other assets	1,428	1,141
Total assets	$55,544	45,492
Liabilities and stockholders' equity
Subordinated notes payable	$8,000	—
Other liabilities	143	47
Total liabilities	$8,143	47
Stockholders' equity
Common stock of $3 par value, authorized 3,000,000 shares; issued and outstanding 1,563,922 shares in 2020 and 1,551,339 in 2019	$4,575	4,564
Capital surplus	1,581	1,461
Retained earnings	43,324	42,404
Accumulated other comprehensive loss, net	(2,079)	(2,984)
Total stockholders' equity	$47,401	45,445
Total liabilities and stockholders' equity	$55,544	45,492

Condensed Statements of Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income:
Dividends from subsidiary	$794	248	$1,921	733
Equity in undistributed net income of subsidiary	13	827	641	3,105
Total Income	807	1,075	2,562	3,838
Expenses:
Other expenses	439	26	1,249	104
Income before income tax benefit	368	1,049	1,313	3,734
Applicable income tax benefit	92	6	262	22
Net income	$460	1,043	$1,575	3,712

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$1,575	$3,712
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(641)	(3,105)
(Increase) decrease in other assets	(286)	22
Net cash provided by operating activities	648	629
Cash flows from financing activities
Cash dividends paid	(655)	(633)
Increase (decrease) in other liabilities	97	(6)
Proceeds from subordinated notes issued	8,000	-
Net cash used in financing activities	7,442	(639)
Net increase (decrease) in cash from subsidiary	8,090	(10)
Cash due from subsidiary, beginning of year	31	30
Cash due from subsidiary, end of quarter	$8,121	$20

(12)Subsequent Event.

Pinnacle entered into an agreement with Virginia Bank Bankshares, Inc. (or “Virginia Bank”), effective January 21, 2020 and as amended on June 9, 2020 (as amended, the “Merger Agreement”), which provides for the merger of Virginia Bank with and into Pinnacle (the “Merger”) with Pinnacle surviving the Merger.  Under the Merger Agreement, Virginia Bank shareholders had the opportunity to elect to receive either $16.00 of cash (the “Cash Consideration”) or 0.5400 shares of Pinnacle common stock (the “Stock Consideration”) for each share of Virginia Bank common stock held, subject to the limitation that 60% of the shares will be exchanged for the Stock Consideration and 40% of the shares will be exchanged for the Cash Consideration.

On October 30, 2020, Pinnacle completed the acquisition of Virginia Bank and its banking subsidiary Virginia Bank and Trust Company for an aggregate purchase price of $23,199 in cash and stock, approximately allocated as $11,751 of Cash Consideration and $11,448 of Stock Consideration.  As a result of this transaction, Virginia Bank and Trust Company because a division of Pinnacle’s wholly-owned banking subsidiary, First National Bank.  The Merger is being accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.  Pinnacle’s management is in the process of assessing the assets purchased and the liabilities assumed in the Merger.

The financial position and results of operations of Virginia Bank are not reflected in Pinnacle’s financial statements as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion supplements Pinnacle’s consolidated financial statements and the notes thereto and provides information about the major components of Pinnacle’s results of operations, financial condition, liquidity and capital resources.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.  In addition to current and historical information, the following discussion and analysis may contain forward-looking statements within the meaning of federal securities laws. These statements relate to Pinnacle’s future business, financial condition or results of operations or to other future events or circumstances. For a description of certain factors that may have a significant impact on these statements, see “Forward-Looking Statements” at the end of this discussion and analysis.

Dollar amounts in the following discussion and analysis are in thousands, except ratios, share and per share data.

About Pinnacle

Pinnacle Bankshares Corporation is a bank holding company headquartered in Altavista, Virginia and the parent to First National Bank, Altavista, Virginia, a commercial bank chartered under federal law as a national banking association. Pinnacle conducts all of its business activities through the branch offices of First National Bank, which offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit.  First National Bank serves a trade area consisting primarily of Campbell County, northern Pittsylvania County, Bedford County, Amherst County, and the cities of Lynchburg and Charlottesville from facilities located in Campbell County, Bedford County, the town of Altavista, the town of Amherst, the village of Rustburg and the city of Lynchburg, and the city of Charlottesville, Virginia.

Pinnacle’s revenues are primarily derived from interest on and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities. The principal sources of funds for Pinnacle’s lending activities are its deposits, repayment of loans, maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Pinnacle’s operations are influenced by general economic conditions and by related monetary and fiscal policies of regulatory agencies, including the Board of Governors of the Federal Reserve System. As a national banking association, the Bank is supervised and examined by the Office of the Comptroller of the Currency. Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rate environment and its impact on local demand and the availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.

Information about the Effects of and Responses to COVID-19

The ongoing COVID-19 pandemic has and continues to impact Pinnacle and its customers, employees, communities and service providers, but the ultimate severity of the COVID-19 pandemic, its duration and the extent of its impact on First National Bank’s business, results of operations, financial condition, liquidity and prospects remains uncertain.

Pandemic Guidelines and Business Continuity.  In response to the COVID-19 pandemic, Pinnacle and First National Bank have placed an emphasis on delivering products and services through online and mobile banking, remote deposit capture, and digital communications with customers.

Pinnacle and First National Bank have implemented a set of pandemic guidelines to protect employees and promote business continuity while providing support to its customers and communities facing challenges due to the impacts of COVID-19. These guidelines include policies and procedures with respect to Phase 1, Phase 2 and Phase 3 responses to COVID-19 pandemic, additional cleaning and sanitation requirements, and branch-specific response plans for employees and customer service at First National Bank’s branch locations, including remote work and social distancing requirements. Pinnacle has purchased additional laptops, invested in additional technology and software, and purchased personal protective equipment for employee use. Pinnacle management meets regularly to review the pandemic guidelines, response priorities, guidance issued by health regulatory agencies, and protective measures and other actions being taken by Pinnacle and First National Bank.

Paycheck Protection Program (“PPP”).  As a further part of Pinnacle’s response to the COVID-19 pandemic, First National Bank has participated in the PPP established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (also known as the “CARES Act”) and implemented by the U.S. Small Business Administration with support from the U.S. Department of the Treasury. First National Bank has provided over $28 million of PPP loans to small businesses in its markets.

Acquisition of Virginia Bank Bankshares, Inc.

On October 30, 2020, Pinnacle completed its merger (the “Merger”) with Virginia Bank Bankshares, Inc. (or “Virginia Bank).  The Merger was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization between Pinnacle and Virginia Bank, effective January 21, 2020 and as amended on June 9, 2020, and the related plan of merger (collectively, the “Merger Agreement”).  Under the Merger Agreement, Virginia Bank shareholders had the opportunity to elect to receive either $16.00 of cash (the “Cash Consideration”) or 0.5400 shares of Pinnacle common stock (the “Stock Consideration”) for each share of Virginia Bank common stock held, subject to the limitation that 60% of the shares will be exchanged for the Stock Consideration and 40% of the shares will be exchanged for the Cash Consideration.

For additional information about the Merger, see Note 12 to Pinnacle’s condensed consolidated financial statements included in Part I, Item 1 of this report.  The above description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement which is included as Exhibit 2.1 to this report and is incorporated by reference herein.

Executive Summary

Quarter and Nine Months Ended September 30, 2020.  Pinnacle generated net income of $460 for the quarter ended September 30, 2020 which represents a $583 or 55.90% decrease as compared to net income of $1,043 for the quarter ended September 30, 2019. The decrease was mainly driven by higher noninterest expense and lower net interest income. The increase in noninterest expense was primarily due to $431 in legal, accounting and investment banking expenses associated with Pinnacle’s pending acquisition of Virginia Bank as well as higher salaries and employee benefits related to strategic growth initiatives to include a new Branch in Downtown Lynchburg, VA and a new Loan Production Office in Charlottesville, VA.  The decrease in net interest income was due to the lower rate environment as yields on earning assets decreased more than the cost to fund earning assets and the volume of deposits increased.

Pinnacle generated net income of $1,575 for the first nine months of 2020 which represents a $2,137 or 57.57% decrease as compared to net income of $3,712 for the first nine months of 2019.  The decrease was also mainly driven by higher noninterest expense and lower net interest income. The increase in noninterest expense was primarily due to $1,109 in legal, accounting and investment banking expenses associated with Pinnacle’s acquisition of Virginia Bank as well as higher salaries and employee benefits related to strategic growth initiatives to include a new Branch in Downtown Lynchburg, VA and a new Loan Production Office in Charlottesville, VA.  The decrease in net interest income was due to the lower rate environment as yields on earning assets decreased more than the cost to fund earning assets and the volume of deposits increased.

Profitability as measured by Pinnacle’s return on average assets (“ROA”) was 0.39% for the first nine months of 2020, which is a 65 basis points decrease from the 1.04% produced in the first nine months of 2019.  Correspondingly, return on average equity (“ROE”) also decreased in the first nine months of 2020 to 4.54%, compared to 11.15% for the same time period of the prior year.

Total assets as of September 30, 2020 were $573,746, up 14.63% from $500,530 as of December 31, 2019.  The principal components of Pinnacle’s assets as of September 30, 2020 were $420,720 in total gross loans, $44,828 in securities and $78,306 in cash and cash equivalents. During the first nine months of 2020, total loans increased approximately 6.91% or $27,200 from $393,520 as of December 31, 2019, while securities decreased approximately 0.29% or $130 from $44,958. Consequently, cash and cash equivalents increased 137.99% or $45,403 from $32,903 as of December 31, 2019. Loans increased due to the $28,205 in PPP loans made in the second quarter of 2020.

Total liabilities as of September 30, 2020 were $526,345, up $71,260 or 15.66% from $455,085 as of December 31, 2019.  Higher levels of deposits drove the increase in liabilities.  Deposits increased due to PPP loan deposits, stimulus checks and the low interest rate environment.

Total stockholders’ equity as of September 30, 2020 was $47,401 and consisted primarily of $43,324 in retained earnings.  In comparison, as of December 31, 2019, total stockholders’ equity was $45,445.  Both Pinnacle and First National Bank remain “well capitalized” per all regulatory definitions.

Overview of First Nine Months of 2020

Total assets as of September 30, 2020 were $573,746, up 14.63% from $500,530 as of December 31, 2019. The principal components of Pinnacle’s assets at the end of the third quarter were $78,306 in cash and cash equivalents, $44,828 in securities and $416,485 in net loans.  During the first nine month of 2020, net loans increased 6.83% or $26,636.  Pinnacle’s lending activities are a principal source of income. Loans increased in 2020 as Pinnacle made $28,205 in PPP loans to its clients during the ongoing COVID-19 pandemic.

Total liabilities as of September 30, 2020 were $526,345, up 15.66% from $455,085 as of December 31, 2019, primarily due to higher levels of deposits.  Total deposits increased $63,174 or 14.03%, to $513,457 as of September 30, 2020 from $450,283 at December 31, 2019.  Noninterest-bearing demand deposits increased $19,917, or 18.04%, and represented 25.38% of total deposits as of September 30, 2020, compared to 24.52% as of December 31, 2019. Savings and NOW accounts increased $43,109, or 17.60%, and represented 56.10% of total deposits as of September 30, 2020, compared to 54.40% as of December 31, 2019.  Time deposits increased $148 or 0.16% and represented 18.52% of total deposits as of September 30, 2020, compared to 21.08% as of December 31, 2019.  Pinnacle had no brokered deposits as of September 30, 2020 and December 31, 2019.

Total stockholders’ equity as of September 30, 2020 was $47,401, including $43,324 in retained earnings. At December 31, 2019, stockholders’ equity totaled $45,445, including $42,404 in retained earnings.  The increase in stockholders’ equity resulted largely from Pinnacle’s increase in other comprehensive income of $905 and by net income of $1,575 less dividends paid to shareholders of $655.  Dividends paid to shareholders were $0.42 per share paid in the first nine months of 2020 as compared to $0.405 per share paid in the first nine months of 2019.

Pinnacle had net income of $460 for the quarter ended September 30, 2020, compared to net income of $1,043 for the quarter ended September 30, 2019, an decrease of 55.90%.  The decrease in net income was mainly caused by an $887, or 21.77% increase in noninterest expense which included $431 in merger expenses and a $245 increase in salaries and benefits.  The decrease was also driven by a $109, or 2.50%, decrease in net interest income which was primarily caused by the 150 basis point rate drop in interest rates.  Pinnacle did see an increase in noninterest income of $167, or 14.65%, as Pinnacle experienced an increase in mortgage loans fees and investment commissions.

Pinnacle had net income of $1,575 for the first nine months of 2020, compared to net income of $3,712 for the first nine months of 2020, a decrease of 57.57%.  This decrease was driven by a $2,208, or 18.41%, increase in noninterest expense which included $1,109 in merger expenses and a $597 increase in salaries and benefits. The drop in net income was also caused by a $762, or 5.72%, decrease in net interest income which was primarily caused by the 150 basis point rate drop in interest rates. Provision for loan losses also increased by $106 over the nine month period.  Pinnacle did see an increase in noninterest income of $438, or 12.85%, as Pinnacle experienced an increase in loan fees associated with the Paycheck Protection Program and also saw increases in mortgage loans fees and Bankers Insurance income.

Profitability as measured by Pinnacle’s return on average assets (“ROA”) was 0.39% for the first nine months of 2020, which is a 65 basis points decrease from the 1.04% produced in the first nine months of 2019.  Correspondingly, return on average equity (“ROE”) also decreased in the first nine months of 2020 to 4.54%, compared to 11.15% for the same time period of the prior year.

Results of Operations, September 30, 2020

Net Interest Income. Net interest income represents the principal source of earnings for Pinnacle.  Net interest income is the amount by which interest and fees generated from loans, securities and other interest-earning assets exceed the interest expense associated with funding those assets.  Changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  Changes in the interest rate environment and Pinnacle’s cost of funds also effect net interest income.

The net interest spread decreased to 3.02% for the third quarter of 2020 from 3.65% for the third quarter of 2019. Net interest income was $4,259 for the third quarter of 2020, compared to $4,368 for the third quarter of 2019.   In the third quarter of 2020, Pinnacle’s asset yields decreased greater than its deposit rates causing Pinnacle’s net interest spread to decrease.  Pinnacle’s yield on interest‑earning assets for the third quarter of 2020 was 85 basis points lower than the third quarter of 2019 due to higher yielding assets being replaced by lower yielding assets in the second half of 2019 and the first nine months of 2020 and repricing of existing assets in the lower interest rate environment.  Pinnacle’s cost of funds rate on interest-bearing liabilities in the third quarter of 2020 was 22 basis points lower compared to the third quarter of 2019.

The net interest spread decreased to 3.19% for the first nine months of 2020 from 3.88% for the first nine months of 2019. Net interest income was $12,563 for the first nine months of 2020, compared to $13,325 for the first nine months of 2019.  In the first nine months of 2020, Pinnacle’s asset yields decreased greater than its deposit rates causing Pinnacle’s net interest spread to decrease.  Pinnacle’s yield on interest‑earning assets for the first nine months of 2020 was 70 basis points lower than the first nine months of 2019 due to higher yielding assets being replaced by lower yielding assets in the second half of 2019 and the first nine months of 2020 and repricing of existing assets in the lower interest rate environment.  Pinnacle’s cost of funds rate on interest-bearing liabilities in the first nine months of 2020 was 2 basis points lower compared to the first nine months of 2019.

Pinnacle’s net interest margin also compressed from the third quarter of 2019 to the third quarter of 2020 and also from the first nine months of 2019 to the first nine months of 2020.  Pinnacle’s lower net interest margin in the third quarter of 2020 and the first nine months of 2020 was due to lower yields from new loans and investments as a result of a lower interest rate environment in the second half of 2019 and the first nine months of 2020.  Pinnacle attempts to conserve net interest margin by product pricing strategies, such as attracting deposits with longer maturities when rates are relatively low and attracting deposits with shorter maturities when rates are relatively high, all depending on our funding needs.  While there is no guarantee of how rates may change in the remainder of 2020, Pinnacle will price products that are competitive in the market, allow for growth and strive to maintain the net interest margin as much as possible.  Pinnacle also continues to seek new sources of noninterest income to combat the effects of volatility in the interest rate environment.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and stockholders’ equity with corresponding average balances, related interest income or interest expense and resulting yield and rates for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three months ended September 30,
	2020			2019			2018
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
Assets	balance(1)	expense	paid	balance(1)	expense	paid	balance(1)	expense	paid
Interest-earning assets:
Loans (2)	$416,009	$4,636	4.43%	$383,832	4,712	4.87%	$363,834	$4,119	4.49%
Investment securities:
Taxable	35,175	149	1.69%	38,125	220	2.29%	34,474	176	2.03%
Tax-exempt (3)	9,178	65	2.82%	9,410	69	2.91%	11,081	95	3.40%
Interest-earning deposits	71,427	24	0.13%	19,049	107	2.23%	21,912	91	1.65%
Federal funds sold	129	—	0.00%	71	—	0.00%	72	—	0.00%
Total interest-earning assets	531,918	4,874	3.65%	450,487	5,108	4.50%	431,373	4,481	4.12%
Other assets:
Allowance for loan losses	(3,531)			(3,955)			(3,130)
Cash and due from banks	3,128			4,577			2,677
Other assets, net	34,571			30,687			33,448
Total assets	$566,086			$481,796			$464,368
Liabilities and Stockholders’ equity
Interest-bearing liabilities:
Savings and NOW	285,636	$223	0.31%	243,278	$342	0.56%	232,686	$143	0.24%
Time	94,607	371	1.56%	92,487	373	1.60%	98,850	288	1.16%
Other borrowings	—	—	0.00%	—	—	0.00%	—	14	0.00%
Federal funds purchased	—	—	0.00%	446	2	1.78%	—	—	0.00%
	380,243	594	0.62%	336,211	717	0.85%	331,536	445	0.53%
Noninterest-bearing liabilities:
Demand deposits	133,677			97,542			90,048
Other liabilities	4,756			3,129			3,057
Total liabilities	518,676			436,882			424,641
Total stockholders’ equity	$47,410			$44,914			$39,727
	566,086			481,796			464,368
Net interest income		$4,280			$4,391			$4,036
Net interest margin (4)			3.20%			3.87%			3.71%
Net interest spread (5)			3.02%			3.65%			3.59%

(1)	Averages are daily averages.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 21% U.S. Federal tax rate for 2020 and 2019 and 34% for 2018.
(4)	The net interest margin is calculated by dividing net interest income by average total interest-earning assets.
(5)	The net interest spread is calculated by subtracting the interest rate paid on interest‑bearing liabilities from the interest rate earned on interest‑earning assets.

ANALYSIS OF NET INTEREST INCOME

	Nine months ended September 30,
	2020			2019			2018
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
Assets	balance(1)	expense	paid	balance(1)	expense	paid	balance(1)	expense	paid
Interest-earning assets:
Loans (2)	$402,873	$13,709	4.55%	$378,739	14,004	4.94%	$360,210	$12,379	4.59%
Investment securities:
Taxable	34,035	515	2.02%	33,007	688	2.79%	34,411	560	2.18%
Tax-exempt (3)	8,863	191	2.88%	10,173	222	2.92%	11,117	241	2.90%
Interest-earning deposits	51,850	129	0.33%	20,267	316	2.08%	21,389	262	1.64%
Federal funds sold	108	—	—%	82	1	1.63%	52	1	2.57%
Total interest-earning assets	497,729	14,544	3.90%	442,268	15,231	4.60%	427,179	13,443	4.21%
Other assets:
Allowance for loan losses	(3,466)			(3,409)			(3,026)
Cash and due from banks	3,067			2,715			2,668
Other assets, net	34,492			36,542			30,817
Total assets	$531,822			$478,116			$457,638
Liabilities and Stockholders’ equity
Interest-bearing liabilities:
Savings and NOW	264,828	$751	0.38%	243,700	$791	0.43%	226,223	$472	0.28%
Time	94,836	1,166	1.64%	93,813	1,043	1.49%	99,724	862	1.16%
Other borrowings	—	—	—%	—	—	—%	3,296	45	—%
Federal funds purchased	—	—	—%	151	2	1.77%	—	—	—%
	359,664	1,917	0.71%	337,664	1,836	0.73%	329,243	1,379	0.56%
Noninterest-bearing liabilities:
Demand deposits	120,501			93,947			86,030
Other liabilities	5,370			3,039			3,212
Total liabilities	485,535			434,650			418,485
Total stockholders’ equity	$46,287			$43,466			$39,153
	531,822			478,116			457,638
Net interest income		$12,627			$13,395			$12,064
Net interest margin (4)			3.39%			4.05%			3.78%
Net interest spread (5)			3.19%			3.88%			3.65%

(1)	Averages are daily averages.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 21% U.S. Federal tax rate for 2020 and 2019 and 34% for 2018.
(4)	The net interest margin is calculated by dividing net interest income by average total interest-earning assets.
(5)	The net interest spread is calculated by subtracting the interest rate paid on interest‑bearing liabilities from the interest rate earned on interest‑earning assets.

As discussed above, Pinnacle’s net interest income is affected by the change in the amounts and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change,” as well as by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as “rate change.” The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates. Changes attributable to both volume and rate have been allocated proportionately.

RATE/VOLUME ANALYSIS

	Three months ended September 30,			Three months ended September 30,
	2020 compared to 2019			2019 compared to 2018
	increase (decrease)			increase (decrease)
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$977	(1,053)	(76)	$234	359	593
Investment securities:
Taxable	(16)	(55)	(71)	20	24	44
Tax-exempt (1)	(2)	(2)	(4)	(13)	(13)	(26)
Interest-earning deposits	(126)	43	(83)	(9)	25	16
Federal funds sold	—	—	—	—	—	—
Total interest earned on
interest-earning assets	833	(1,067)	(234)	232	395	627
Interest paid on interest-bearing liabilities:
Savings and NOW	74	(193)	(119)	7	192	199
Time	—	—	—	(17)	101	84
Other Borrowings	—	—	—	(14)	—	(14)
Federal funds purchased	(2)	—	(2)	2	—	2
Total interest paid on interest-bearing liabilities	72	(193)	(121)	(22)	293	271
Change in net interest income	$761	(874)	(113)	$254	102	356

(1)	Tax-exempt income from investment securities is presented on a tax equivalent basis assuming a U.S. Federal income tax rate of 21% for the nine months ended September 30, 2020 and 2019

RATE/VOLUME ANALYSIS

	Nine months ended September 30,			Nine months ended September 30,
	2020 compared to 2019			2019 compared to 2018
	increase (decrease)			increase (decrease)
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$1,113	(1,408)	(295)	$656	969	1,625
Investment securities:
Taxable	22	(195)	(173)	(22)	150	128
Tax-exempt (1)	(28)	(3)	(31)	(21)	2	(19)
Interest-earning deposits	(404)	218	(186)	(13)	67	54
Federal funds sold	—	(1)	(1)	—	—	—
Total interest earned on interest-earning assets	703	(1,389)	(686)	600	1,188	1,788
Interest paid on interest-bearing liabilities:
Savings and NOW	83	(123)	(40)	39	280	319
Time	12	111	123	(48)	229	181
Other Borrowings	—	—	—	(45)	—	(45)
Federal funds purchased	(2)	—	(2)	2	—	2
Total interest paid on interest-bearing liabilities	93	(12)	81	(52)	509	457
Change in net interest income	$610	(1,377)	(767)	$652	679	1,331

(1)	Tax-exempt income from investment securities is presented on a tax equivalent basis assuming a U.S. Federal income tax rate of 21% for the nine months ended September 30, 2020 and 2019

Provision for Loan Losses. The provision for loan losses is based upon Pinnacle’s evaluation of the quality of the loan portfolio, total outstanding and committed loans, Pinnacle’s previous loan loss experience and current and anticipated economic conditions. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charges against the allowance for loan losses.

Pinnacle’s allowance for loan losses is maintained at a level deemed by management to be adequate to provide for known and inherent losses in the loan portfolio. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future, or that the allowance for loan losses will be adequate for actual losses. Additionally, regulatory examiners may require Pinnacle to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations.

The provisions for loan losses for the nine months ended September 30, 2020 and 2019 were $257 and $151, respectively and was $31 and $150 in the third quarter of 2020 and 2019, respectively.  The provision for loan losses increased $106 during the first nine months of 2020 when compared to the same time period of 2019 due to a change in qualitative factors adjusted for the COVID-19 Pandemic and deferred loans as the economy has deteriorated in the first nine months of 2020.  Pinnacle saw a slight increase in its nonperforming loans to total loans from 0.29% on December 31, 2019 to 0.33% on September 30, 2020.  Nonperforming loans were $1,135 as of December 31, 2019 and $1,370 as of September 30, 2020.  Pinnacle’s credit quality in its loan portfolio may decrease in the future as it continues to work to minimize any losses from nonaccrual and past due loans that may arise due to the COVID-19 Pandemic or the acquisition of Virginia Bank.  See “Allowance for Loan Losses” for further discussion.

Noninterest Income.  Total noninterest income for the nine months ended September 30, 2020 increased $438, or 12.85%, to $3,846 from $3,408 in the same time period of 2019 due mainly to a $253 increase in fees generated from sales of mortgage loans, a $96 increase in service charges on loan accounts, $90 increase in income derived from First National Bank’s investment in Bankers Insurance, LLC and a $96 increase in ATM and interchange fees.

Total noninterest income for the quarter ended September 30, 2020 increased $167, or 14.65%, to $1,307 from $1,140 in the third quarter of 2019 due mainly to a $133 increase in fees generated from sales of mortgage loans and a $34 increase in investment sales commissions.

Noninterest Expense.  Total noninterest expense for the nine months ended September 30, 2020 increased $2,208, or 18.41%, to $14,203 from $11,995 in the first nine months of 2019.  The increase is primarily attributed to $1,109 in merger related legal, accounting and investment banking fees.  Pinnacle also experienced a $597 increase in salaries and benefits and a $207 increase in occupancy and furniture and equipment expense, both associated with strategic growth initiatives.

Total noninterest expense for the quarter ended September 30, 2020 increased $887, or 21.77%, to $4,962 from $4,075 in the third quarter of 2019.  The increase is primarily attributed to $431 in merger related legal, accounting and investment banking fees.  Pinnacle also experienced a $245 increase in salaries and benefits and a $44 increase in occupancy and furniture and equipment expense, both associated with strategic growth initiatives.

Income Tax Expense. Income taxes on first nine- months of 2020 earnings amounted to $374, resulting in an effective tax rate of 19.19%, compared to $875, and an effective tax rate of 19.08% in the first nine months of 2019.

Income taxes on third quarter 2020 earnings amounted to $113, resulting in an effective tax rate of 19.72%, compared to $240, and an effective tax rate of 18.71% in the third quarter 2019.

Liquidity. Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring Pinnacle’s liquidity and the sensitivity of its interest-earning assets and interest-bearing liabilities lies with the Investment Committee of First National Bank which meets at least quarterly to review liquidity and the adequacy of funding sources.

Liquidity measures the ability of Pinnacle to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  Pinnacle’s liquidity is provided by cash and due from banks, federal funds sold, investments available-for-sale, managing investment maturities, interest-earning deposits in other financial institutions and loan repayments.

Pinnacle’s ratio of liquid assets to deposits and short‑term borrowings was 24.11% as of September 30, 2020 as compared to 15.77% as of December 31, 2019. From time to time, Pinnacle sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at September 30, 2020 were $0 as excess funds were kept in Pinnacle’s Federal Reserve account, which is interest-bearing. Cash and due from banks of $78,306, which includes funds in Pinnacle’s Federal Reserve account, as of

September 30, 2020 was $45,403 higher when compared to December 31, 2019. Pinnacle expects to deploy some of this cash into securities and loans in the fourth quarter of 2020.  Also, some of this excess cash will be used to pay a portion of the merger consideration for the acquisition of Virginia Bank.

The level of deposits may fluctuate significantly due to seasonal business cycles of depository customers.  Levels of deposits are also affected by convenience of branch locations and ATMs to the customer, the rates offered on interest-bearing deposits and the attractiveness of noninterest-bearing deposit offerings compared with the competition. Some main factors that have increased Pinnacle’s 2020 deposit levels include PPP loan proceeds, government stimulus checks and our customer’s “flight to safety” strategy during the ongoing pandemic. Similarly, the level of demand for loans may vary significantly and at any given time may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and maintains the level of those activities according to the amounts of available funds.  Loan demand may be affected by the overall health of the local economy, loan rates compared with the competition and other loan features offered by Pinnacle.

As a result of Pinnacle’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that Pinnacle maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. Additional sources of liquidity available to Pinnacle include its capacity to borrow funds through correspondent banks and the Federal Home Loan Bank.  The total amount available for borrowing to Pinnacle for liquidity purposes was $137,722 on September 30, 2020 and $117,198 on December 31, 2019.

Pinnacle obtains sources of funds through growth in deposits, scheduled payments and prepayments from the loan and investment portfolios and retained earnings growth, and may purchase or borrow funds from the Federal Home Loan Bank or through the Federal Reserve’s discount window.  Pinnacle also has sources of liquidity through two correspondent banking relationships.  Pinnacle uses its funds to fund loan and investment growth.  Excess funds are sold daily to other institutions.  Pinnacle also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with no outstanding balance as of September 30, 2020 and December 31, 2019.

Pinnacle completed a private placement of $8.0 million in fixed-to-floating rate subordinated notes due 2030 (the “Notes”) in the third quarter of 2020. The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines in the future, and the proceeds from the sale of the Notes were used to pay a portion of the cash consideration paid by Pinnacle in connection with its merger with Virginia Bank Bankshares, Inc., which was approved on October 20, 2020, and to provide optionality for various growth opportunities and for general corporate purposes. The Notes bear interest at 5.25% per annum, beginning September 18, 2020 to but excluding September 30, 2025, payable quarterly in arrears. From September 30, 2025 to but excluding September 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 513 basis points, payable quarterly in arrears. Beginning on September 30, 2025 through maturity, the Notes may be redeemed, at the Pinnacle’s option and subject to any required regulatory approval, on any scheduled interest payment date. The Notes will mature on September 30, 2030.

Interest Rates

While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the differences in the amounts of Pinnacle’s rate-sensitive assets and rate-sensitive liabilities. These differences or “gaps” provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A “positive gap” exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a “negative gap,” it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings.

The cumulative three-year gap as of September 30, 2020 was $21,333, representing 3.72% of total assets, which was within First National Bank’s interest rate risk parameters.

The following table illustrates Pinnacle’s interest rate sensitivity gap position at September 30, 2020.

REPRICING GAP POSITION

	Repricing period at September 30, 2020
	1 year	2-3 years	4-5 years	6-10 years	11-15 years
ASSET/(LIABILITY):
Cumulative interest rate sensitivity gap	$(74,519)	21,333	87,155	141,415	144,927

As of September 30, 2020, Pinnacle was asset-sensitive in all periods up to 15 years except the 1 year period.  The foregoing table does not necessarily indicate the impact of general interest rate movements on Pinnacle’s net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may reprice at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. In addition to managing its asset/liability position, Pinnacle has taken steps to mitigate the impact of changing interest rates by generating noninterest income through service charges, and offering products that are not interest rate‑sensitive.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as Pinnacle’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are not reflected in the consolidated financial statements.

Investment Portfolio

Pinnacle’s investment portfolio is used primarily for investment income and secondarily for liquidity purposes. Pinnacle invests funds not used for capital expenditures or lending purposes in securities of the U.S. Government and its agencies, mortgage-backed securities, taxable and tax-exempt municipal bonds, and certificates of deposit. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. The mortgage-backed securities include mortgage-backed security pools that are diverse as to interest rates. Pinnacle has not invested in derivatives.

Investment securities as of September 30, 2020 totaled $44,828, a decrease of $130, or 0.29%, from $44,958 as of December 31, 2019. Held-to-maturity investment securities decreased to $500 as of September 30, 2020 from $1,764 as of December 31, 2019, a decrease of $1,264, or 71.66%.  Available-for-sale investments increased to $44,328 as of September 30, 2020 from $43,194 as of December 31, 2019, an increase of $1,134, or 2.63%.

The following table presents the composition of Pinnacle’s investment portfolios as of the dates indicated.

	September 30, 2020		December 31, 2019
Available-for-Sale	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,701	2,800	$5,986	6,001
Obligations of states and political subdivisions	10,657	11,399	8,897	9,267
Mortgage-backed securities – government	29,497	30,129	27,984	27,926
Total available-for-sale	$42,855	44,328	$42,867	43,194

	September 30, 2020		December 31, 2019
Held-to-Maturity	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$500	501	$1,764	1,780
Total held-to-maturity	$500	501	$1,764	1,780

The following table presents the maturity distribution based on fair values and amortized costs of the investment portfolios as of the dates indicated.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	September 30, 2020			December 31, 2019
Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury securities and obligations of U.S.
Government corporations:
Within one year	$998	1,001	1.82%	$1,997	2,001	2.13%
After one but within five years	501	527	2.73%	2,000	1,991	1.56%
After five years through ten years	1,202	1,272	2.85%	1,989	2,009	2.82%
Obligations of states and political subdivisions (1):
After one but within five years	1,127	1,196	3.51%	1,128	1,180	3.51%
After five years through ten years	6,870	7,489	2.81%	6,464	6,775	2.87%
After ten years	2,660	2,714	2.14%	1,305	1,312	2.26%
Mortgage-backed securities – government	29,497	30,129	2.66%	27,984	27,926	2.74%
Total available-for-sale	$42,855	44,328		$42,867	43,194
Held-to-Maturity
Obligations of states and political subdivisions (1):
Within one year	$500	501	4.43%	$1,264	1,273	3.36%
After one but within five years	—	—	0.00%	500	507	4.37%
	$500	501		$1,764	1,780

(1)	Obligations of states and political subdivisions include yields of tax–exempt securities presented on a tax-equivalent basis assuming a U.S. federal income tax rate of 21%.

Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a U.S. Federal income tax rate of 21% for the nine months ended September 30, 2020.

Loan Portfolio

Typically, Pinnacle maintains a ratio of loans to deposits of between 80% and 100%. The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate), and loans to individuals for household, family and other consumer expenditures. However, Pinnacle adjusts its mix of lending and the terms of its loan programs according to market conditions and other factors. Pinnacle’s loans are typically made to businesses and individuals located within Pinnacle’s market area, most of whom have account relationships with First National Bank. There is no concentration of loans exceeding 10% of total loans that is not disclosed in the categories presented below. Pinnacle has not made any loans to any foreign entities including governments, banks, businesses or individuals. Commercial and construction loans in Pinnacle’s portfolio are primarily variable rate loans and have little interest rate risk.

Pinnacle’s net loans were $416,485 as of September 30, 2020, an increase of $26,636, or 6.83%, from $389,849 as of December 31, 2019. This increase resulted from $28,208 in PPP loans made in the second quarter of 2020 partially offset by a few large payoffs of commercial loans and a lower volume of consumer and residential loan originations made in the first nine months of 2020.  Pinnacle’s ratio of net loans to total deposits was 81.11% as of September 30, 2020 compared to 86.58% as of December 31, 2019.

Pinnacle had no option adjustable rate mortgages, subprime loans or loans with teaser rates and similar products as of September 30, 2020.  Junior lien mortgages totaled $32,751 as of September 30, 2020 with a specific allowance for loan loss calculation of $211.  Pinnacle had interest only loans totaling $75,604 as of September 30, 2020.  Residential mortgage loans with a loan to collateral value ratio exceeding 100% were $984 as of September 30, 2020.

The following table presents the composition of Pinnacle’s loan portfolio as of the dates indicated.

	September 30, 2020	December 31, 2020
Real estate loans:
Residential-mortgage	$111,584	116,139
Residential-construction	6,042	6,250
Commercial	116,797	110,277
Loans to individuals for household, family and other consumer expenditures	107,021	99,318
Commercial and industrial loans	79,276	61,536
Total loans, gross	420,720	393,520
Less unearned income and fees	(707)	(199)
Loans, net of unearned income and fees	420,013	393,321
Less allowance for loan losses	(3,528)	(3,472)
Loans, net	$416,485	389,849

Commercial and Industrial Loans. Commercial and industrial loans accounted for 18.84% of Pinnacle’s gross loan portfolio as of September 30, 2020 compared to 15.64% as of December 31, 2019.  Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. Commercial loans are primarily made at rates that adjust with changes in the prevailing prime interest rate, are generally made for a maximum term of five years (unless they are term loans), and generally require interest payments to be made monthly. The creditworthiness of these borrowers is reviewed, analyzed and evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateralization such as all of the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Real Estate Loans. Real estate loans accounted for 55.72% of Pinnacle’s gross loan portfolio as of September 30, 2020 compared to 59.12% as of December 31, 2019.

As of September 30, 2020, 50.18% of the real estate loans were secured by 1-4 family residential properties.  Of these 1-4 family residential property loans, 5.14% were construction loans, 25.37% were home equity lines of credit, 68.02% were closed end loans secured by a first deed of trust and 2.47% were closed end loans secured by a second deed of trust.

As of September 30, 2020, 49.82% of the real estate loans were secured by commercial real estate.  Of the total commercial real estate loans as of September 30, 2020, 9.39% were acquisition and development loans, 3.58% were secured by farmland, 47.50% were secured by owner occupied commercial real estate and 39.53% were secured by non-owner occupied commercial real estate, typically 1st and 2nd deeds of trust.

Real estate lending involves risk elements when, among other things, there is lack of timely payment and/or a decline in the value of the collateral.  Both commercial and residential real estate values in Pinnacle’s market improved slightly in the first nine months of 2020   Pinnacle continuously monitors the local real estate market for signs of weakness that could decrease collateral values.

Installment Loans. Installment loans are represented by loans to individuals for household, family and other consumer expenditures with typical collateral such as automobile titles. Installment loans accounted for 25.44% of Pinnacle’s loan portfolio as of September 30, 2020 compared to 25.24% as of December 31, 2019.

Loan Maturity and Interest Rate Sensitivity. The following table presents loan portfolio information related to maturity distribution of commercial and industrial loans and real estate construction loans based on scheduled repayments at September 30, 2020.

LOAN MATURITY

	Due within	Due one to	Due after
	one year	five years	five years	Total
Commercial and industrial loans	$12,974	$49,661	$16,641	$79,276
Real estate – construction	6,042	—	—	6,042

The following table presents the interest rate sensitivity of commercial and industrial loans and real estate construction loans maturing after one year or longer as of September 30, 2020.

INTEREST RATE SENSITIVITY

Fixed interest rates	$65,819
Variable interest rates	483
Total maturing after one year	$66,302

Loan Modifications and Troubled Debt Restructurings.  Pinnacle had two restructured loans totaling $189 at September 30, 2020 and two restructured loans totaling $191 at December 31, 2019. There were no additional commitments to extend credit related to these troubled debt restructurings that were outstanding as of September 30, 2020.

Pinnacle offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories.

•	Rate Modification is a modification in which the interest rate is changed.
•	Term Modification is a modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification is a modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification is a modification in which the dollar amount of the payment is changed, other than an interest only modification described above.
•	Combination Modification is any other type of modification, including the use of multiple categories above.

Deferred Loans. The following table presents the composition of Pinnacle’s deferred loan portfolio as of the date indicated (dollars in thousands).

September 30, 2020
Real estate loans:
Residential-mortgage	$558
Residential-construction	—
Commercial	2,236
Loans to individuals for household, family and other consumer expenditures	—
Commercial and industrial loans	—
Total loans, gross	$2,794

At the onset of the COVID-19 pandemic, the OCC issued guidance that stated that deferrals granted as the result of the pandemic, up to 180 days, would not have to be categorized as troubled debt restructures. Pinnacle took a more conservative approach and initially worked with borrowers on a 90 day deferral basis. Internally, Pinnacle agreed that it may consider an additional 90 days based on the depth and duration of the pandemic and the overall apparent impact to the borrower. As of September 30, 2020, all of the deferred loans are still accruing and are rated according to their last full underwriting. Any deferral beyond the initial 90 days is subject to additional analysis. As of September 30, 2020, discussions with Pinnacle’s borrowers do not indicate any issues that would warrant any further downgrades of the deferred credits. Deferred credits represent less than 1% of Pinnacle’s total loan portfolio as of September 30, 2020. Within Pinnacle’s allowance for loan losses, $168 has been allocated to the deferred loan portfolio as three deferred loans are rated as special mention loans.

Nonperforming Assets. Loans on nonaccrual status amounted to $1,370 as of September 30, 2020 and $1,135 on December 31, 2019. Interest income that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans was not significant for the first nine months of 2020 or the year ended December 31, 2019. There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at

September 30, 2020 and December 31, 2019.  One foreclosed property was on hand totaling $18 as of September 30, 2020 compared to five properties totaling $666 as of December 31, 2019.

Pinnacle expects nonperforming assets to increase slightly in the fourth quarter of 2020 as the local economy is affected by the COVID-19 pandemic.  Pinnacle will continue to monitor the economy and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” credits and continued counseling of customers to discuss options available to them.  The following table presents information with respect to Pinnacle’s nonperforming assets and nonaccruing loans 90 days or more past due by type as of the dates indicated.

NONPERFORMING ASSETS

	September 30, 2020	December 31, 2019
Nonaccrual loans	$1,370	1,801
Loans 90 days or more past due	—	—
Foreclosed properties	18	—
Total nonperforming assets	$1,388	1,801

Nonperforming assets totaled $1,388, or 0.24%, of total assets as of September 30, 2020 and $1,081, or 0.36%, of total assets as of December 31, 2019.  Pinnacle had no loans 90 days or more past due and accruing interest as of September 30, 2020 or December 31, 2019.

Allowance for Loan Losses. Pinnacle maintains an allowance for loan losses which it considers adequate to cover the risk of losses in the loan portfolio.  The allowance is based on management’s ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions.  The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance. Pinnacle’s management believes that as of September 30, 2020 and December 31, 2019, the allowance was adequate to absorb losses in the portfolio. As of September 30, 2020, the allowance for loan losses totaled $3,528, or 0.84%, of total loans, net of unearned income and fees, compared to $3,472, or 0.88%, of total loans, net of unearned income and fees, as of December 31, 2019. The provision for loan losses for the nine months ended September 30, 2020 and 2019 was $257 and $151, respectively. The provision for loan losses for the third quarter ended September 30, 2020 and 2019 was $31 and $150, respectively.   Net charge-offs for Pinnacle were $181 for the nine months ended September 30, 2020 as compared to net charge-offs of $34 in the nine months ended September 30, 2019. The ratio of net loan charge-offs during the period to average loans outstanding for the period was less than 0.01% for the nine months ended September 30, 2020.

Management evaluates the reasonableness of the allowance for loan losses on a monthly basis and adjusts the provision as deemed necessary in accordance with generally accepted accounting principles, as well as industry standards.  Management uses historical loss data by loan type as well as current economic factors in its calculation of allowance for loan loss.  Management also uses qualitative factors such as changes in lending policies and procedures, changes in national and local economies, changes in the nature and volume of the loan portfolio, changes in experience of lenders and the loan department, changes in volume and severity of past due and classified loans, changes in quality of First National Bank’s loan review system, the existence and effect of concentrations of credit and external factors such as competition and regulation in its allowance for loan loss calculation.  Each qualitative factor is evaluated and applied to each type of loan in Pinnacle’s portfolio and a percentage of each loan is reserved as allowance.  A percentage of each loan is also reserved according to the loan type’s historical loss data. Larger percentages of allowance are taken as the risk for a loan is determined to be greater.

The following table presents charged off loans, provisions for loan losses, recoveries on loans previously charged off, allowance adjustments and the amount of the allowance for the years indicated.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months	Three Months	Nine Months	Nine Months	Year
	Ended	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
Balance at beginning of period	$3,494	$3,356	$3,472	$3,372	$3,372
Loan charge-offs:
Real estate loans – residential	(49)	—	(49)	(58)	(68)
Real estate loans – commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	(2)	(3)
Loans to individuals for household, family and other consumer expenditures	(257)	(109)	(393)	(391)	(538)
Total loan charge-offs	(306)	(109)	(442)	(451)	(609)
Loan recoveries:
Real estate loans – residential	6	3	8	89	170
Real estate loans – commercial	—	—	—	81	1
Commercial and industrial loans	1	1	1	15	78
Loans to individuals for household, family and other consumer expenditures	148	84	252	232	303
Total recoveries	155	88	261	417	552
Net loan charge-offs	(151)	(21)	(181)	(34)	(57)
Provisions for loan losses	185	154	237	151	157
Balance at end of period	$3,528	$3,489	$3,528	$3,489	$3,472

The primary risk elements considered by management with respect to each installment and conventional real estate loan are lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in Pinnacle’s market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in Pinnacle’s market area and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in Pinnacle’s market area, the sufficiency of collateral, the timeliness of payment and, with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value at least annually. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor’s rights in order to preserve Pinnacle’s position.  Management also recognizes the real estate values may decline in Pinnacle’s markets and is diligently monitoring appraisal values at least annually.

Loans are charged against the allowance when, in management’s opinion, they are deemed uncollectible, although Pinnacle continues to aggressively pursue collection. Pinnacle considers a number of factors to determine the need for and timing of charge-offs including the following: whenever any commercial loan becomes past due for 120 days for any scheduled principal or interest payment and collection is considered uncollectible; whenever foreclosure on real estate collateral or liquidation of other collateral does not result in full payment of the obligation and the deficiency or some portion thereof is deemed uncollectible, the uncollectible portion is charged-off; whenever any installment loan becomes past due for 120 days and collection is considered unlikely; whenever any repossessed vehicle remains unsold for 60 days after repossession; whenever a bankruptcy notice is received on any installment loan and review of the facts results in an assessment that all or most of the balance will not be collected, the loan will be placed in nonaccrual status; whenever a bankruptcy notice is received on a small, unsecured, revolving installment account; and whenever any other small, unsecured, revolving installment account becomes past due for 180 days.

Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that (i) Pinnacle will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan losses, (ii) Pinnacle’s level of nonperforming loans will not increase, (iii) Pinnacle will not be required to make significant additional provisions to its allowance for loan losses, or (iv) the level of net charge-offs will not increase and possibly exceed applicable reserves.

The following table presents the allocation of the allowance for loan losses as of the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

	September 30, 2020		December 31, 2019
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Real estate loans:
Residential	$1,084	27.96%	$1,008	31.10%
Commercial	1,081	27.76%	1,087	28.02%
Loans to individuals for households, family and other consumer expenditures	980	25.44%	937	25.24%
Commercial and industrial loans	383	18.84%	440	15.64%
Unallocated	—	—	—	—
Totals	$3,528	100.00%	$3,472	100.00%

While consumer related charge-offs represent many of the charge-offs over the last three years, they are of a relatively low dollar amount on an individual loan basis.  Commercial and real estate loans on the other hand, though relatively few in terms of the number of charge-offs over the past three years, have the potential to greatly impact the allowance if a particular loan defaults.  Bank management uses the principles of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic Receivables, when determining the allocation of allowance for loan losses between loan categories.  The determination of a loan category’s allowance is based on the probability of a loan’s default and the probability of loss in the event of a default.

Credit Risk Management

The risk of nonpayment of loans is an inherent aspect of commercial banking. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. Pinnacle strives to minimize its credit risk exposure by its credit underwriting standards and loan policies and procedures. Management continually evaluates the credit risks of its loans and believes it has provided adequately for the credit risks associated with these loans. Pinnacle has implemented and expects to continue to implement and update new policies and procedures to maintain its credit risk management systems.

Bank Premises and Equipment

Bank premises and equipment increased 10.59% in the first nine months of 2020 due to the purchase of a new branch location that is due to open in 2021.  Pinnacle was leasing the Downtown Lynchburg, Amherst and Charlottesville facilities as of September 30, 2020.

Deposits

The levels of demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services. No assurance can be given that Pinnacle will be able to maintain its current level of demand deposits. Competition from other banks, credit unions and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than Pinnacle, makes it difficult for Pinnacle to maintain the current level of demand deposits. Management continually works to implement pricing and marketing strategies designed to control the cost of interest-bearing deposits and to maintain a stable deposit mix.

Average deposits were $480,165 for the nine months ended September 30, 2020, an increase of $48,063 or 11.12% from $432,102 of average deposits for the year ended December 31, 2019. As of September 30, 2020, total deposits were $513,457 representing an increase of $63,174, or 14.03%, from $450,283 in total deposits as of December 31, 2019.

For the nine months ended September 30, 2020, average demand deposits were $120,501, or 25.10%, of average deposits. Average interest-bearing deposits were $359,664 for the nine months ended September 30, 2020, compared to the $336,472 in average interest-bearing deposits for the year ended December 31, 2019.

The levels of demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services. No assurance can be given that Pinnacle will be able to maintain its current level of demand deposits. Competition from other banks, credit unions and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than Pinnacle, makes it difficult for Pinnacle to maintain the current level of demand deposits. Management continually works to implement pricing and marketing strategies designed to control the cost of interest-bearing deposits and to maintain a stable deposit mix.

The following table presents Pinnacle’s average deposits and the average rate paid for each category of deposits for the periods indicated.

AVERAGE DEPOSIT INFORMATION

	Three months ended
	September 30, 2020		September 30, 2019
	Average amount of deposits(1)	Average rate paid	Average amount of deposits(1)	Average rate paid
Demand deposits	$133,677	N/A	$97,542	N/A
Savings and NOW deposits	285,636	0.31%	243,278	0.56%
Time deposits:
Under $100	60,710	1.51%	60,718	1.48%
$100 and over	33,897	1.66%	31,769	1.64%
Total average time deposits	94,607		92,487
Total average deposits	$513,920		$433,307

AVERAGE DEPOSIT INFORMATION

	Nine months ended
	September 30, 2020		September 30, 2019
	Average amount of deposits(1)	Average rate paid	Average amount of deposits(1)	Average rate paid
Demand deposits	$120,501	N/A	$93,947	N/A
Savings and NOW deposits	264,828	0.38%	243,700	0.43%
Time deposits:
Under $100	60,566	1.42%	60,284	1.45%
$100 and over	34,270	1.75%	33,529	1.56%
Total average time deposits	94,836		93,813
Total average deposits	$480,165		$431,460

The following table presents the maturity schedule of time certificates of deposit of $100 and over and other time deposits of $100 and over as of September 30, 2020 and December 31, 2019.

TIME DEPOSITS OF $100 AND OVER

September 30, 2020

	Certificates of deposit	Other time deposits	Total
Three months or less	$4,171	1,139	5,310
Over three through six months	2,523	662	3,185
Over six through 12 months	4,309	1,232	5,541
Over 12 months	8,303	11,102	19,405
Total time deposits of $100 and over	$19,306	14,135	33,441

TIME DEPOSITS OF $100 AND OVER

December 31, 2019

	Certificates of deposit	Other time deposits	Total
Three months or less	$1,871	276	2,147
Over three through six months	3,062	—	3,062
Over six through 12 months	6,581	1,650	8,231
Over 12 months	8,448	11,796	20,244
Total time deposits of $100 and over	$19,962	13,722	33,684

Financial Ratios

The following table presents certain financial ratios for the periods indicated.

RETURN ON EQUITY AND ASSETS

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Return on average assets	0.39%	1.04%
Return on average equity	4.54%	11.15%
Dividend payout ratio	41.60%	16.91%
Average equity to average assets	8.70%	9.28%

Capital Resources

Total stockholders’ equity as of September 30, 2020 was $47,401, including $43,324 in retained earnings. As of December 31, 2019, stockholders’ equity totaled $45,445, including $42,404 in retained earnings.  The increase in stockholders’ equity resulted mainly from a $920 increase in retained earnings and a $905 increase in accumulated other comprehensive income.  Dividends paid to shareholders were $0.42 per share paid in the first nine months of 2020 as compared to the $0.405 per share paid in the first nine months of 2019.

In July 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. CET1 capital for Pinnacle and First National Bank consists of common stock, related paid in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for Pinnacle and First National Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Basel III limits capital distributions and certain discretionary bonus payments if First National Bank does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer was first applied on January 1, 2016, at 0.625% of risk weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. Basel III was fully phased in on January 1, 2019 and now requires (i) a minimum ratio of CET1 capital to risk weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk weighted assets of at least 8.00%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.00%.

As a result of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), federal banking agencies developed a Community Bank Leverage Ratio (the “CBLR”), which is defined as the ratio of a bank’s Tier 1 capital to average total consolidated assets, for banks with assets of less than $10 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements under the Basel III Capital Rules. The federal banking agencies have set the minimum CBLR at 9.0%. First National Bank elected the CBLR effective for the quarter ended March 31, 2020. The minimum CBLR has been temporarily lowered to 8% beginning for the second quarter of 2020, and will rise to 8.5% for periods during 2021 until returning to 9% beginning January 1, 2022.

As of September 30, 2020, First National Bank had a CBLR of 8.40% and, as a result, was considered “well capitalized” as of September 30, 2020.

In August 2018, the Board of Governors of the Federal Reserve System updated the Small Bank Holding Company Policy Statement (the “Statement”). Among other things, the Statement exempts qualifying bank holding companies with consolidated assets of less than $3 billion from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. Pinnacle expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements on a consolidated basis.

Notwithstanding the application of the Statement to Pinnacle, Pinnacle exceeds all regulatory capital requirements under Basel III at September 30, 2020. Pinnacle’s CET1 and Tier 1 Risk-based Capital Ratio was 11.95% and 11.72% as of September 30, 2020 and December 31, 2019, respectively. The Total Risk-based Capital Ratio was 12.81% and 12.60% as of September 30, 2020 and December 31, 2019, respectively. Pinnacle’s Tier 1 Leverage Ratio was 8.63% and 9.88% as of September 30, 2020 and December 31, 2019, respectively. For comparison, Pinnacle’s CET1 and Tier 1 Risk-based Capital Ratio was 11.40% at December 31, 2018. The Total Risk-based Capital Ratio was 12.29% and Pinnacle’s Tier 1 Leverage Ratio was 9.36% as of December 31, 2018. Pinnacle’s Tier 1 Leverage ratio decreased in 2020 due mainly to $28,208 in PPP loans made in the second quarter of 2020.   See Note 9 “Dividend Restrictions and Capital Requirements” to Pinnacle’s condensed consolidated financial statements included in Part 1, Item 1 of this report for additional information.

Pinnacle’s financial position as of September 30, 2020 reflects liquidity and capital levels management believes to be currently adequate to support anticipated funding needs and budgeted growth of Pinnacle. Capital ratios are in excess of required regulatory minimums for a “well-capitalized” institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of Pinnacle’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Off-Balance Sheet Arrangements

Pinnacle did not use any interest rate ceiling, floor or interest rate swap financial derivatives during the first nine months of 2020 or during 2019. However, Pinnacle, as a normal business practice in 2020, has mortgage rate lock commitments that are subsequently funded by Pinnacle.  Pinnacle then sells the mortgage loan to a secondary market bank that had underwritten the mortgage loan before Pinnacle funded the loan.  The secondary market bank pays a fee that was agreed upon on the lock commitment date to Pinnacle and buys the loan within fifteen days of the initial funding by Pinnacle.   As of September 30, 2020 and December 31, 2019, Pinnacle had $4,365 and $2,590, respectively, in lock commitments that had not yet been funded with agreed upon fees of $114 and $51, respectively, to be paid to Pinnacle after the loan was purchased by the secondary market bank.  Also, Pinnacle has off-balance sheet arrangements that may have a material effect on the results of operations in the future.

Also, Pinnacle has off-balance sheet arrangements that may have a material effect on the results of operations in the future.  Pinnacle, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of September 30, 2020 equaled $6,365 compared with $5,074 as of December 31, 2019.  Other commitments include commitments to lend money.  Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves.  As of September 30, 2020, Pinnacle had unused loan commitments of $96,546 including $34,873 in unused commitments with an original maturity exceeding one year compared with $79,001 including $36,140 in unused commitments with an original maturity exceeding one year as of December 31, 2019.

Critical Accounting Policies

The reporting policies of Pinnacle are in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Pinnacle’s single most critical accounting policy relates to Pinnacle’s allowance for loan losses, which reflects the estimated losses resulting from the inability of Pinnacle’s borrowers to make required loan payments. If the financial condition of Pinnacle’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Pinnacle’s estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Allowance for Loan Losses” and “Loans and Allowance for Loan Losses” in Note 1 to Pinnacle’s audited consolidated financial statements as of and for the year ended December 31, 2019, which are included in Appendix F to the joint proxy statement/prospectus included in Amendment No. 2 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on September 3, 2020.  There have been no significant changes in Pinnacle’s application of critical accounting policies since December 31, 2019.

.

Impact of Recently Issued Accounting Standards

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our financial statements, see Note 1 to Pinnacle’s condensed consolidated financial statements, included in Part I, Item 1 of this report .

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such statements also include statements as to the anticipated impact of the Merger, which may include future financial and operating results, Pinnacle’s plans, objectives, expectations and intentions related to and following the Merger, the ability to successfully integrate the combined businesses, the amount of cost savings, overall operational efficiencies and enhanced revenues as well as other statements regarding the Merger. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.

Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “anticipate,” “intend,” “will,” “would,” “should,” “may,” “view,” “opportunity,” “potential,” “possible” “target” or words of similar meaning or other statements concerning opinions or judgment of Pinnacle or its management about future events. Although Pinnacle believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of Pinnacle will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in or implied by forward-looking statements or from historical performance:

•	the businesses of Pinnacle and Virginia Bank may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame;
•	revenues following the Merger may be lower than expected;
•	customer and employee relationships and business operations may be disrupted by the Merger;
•	that management’s time and attention may be diverted to Merger-related issues;
•

the impact of the COVID-19 pandemic on Pinnacle and the U.S. and global financial markets and the responses of federal, state and local governments and private businesses in the United States to the pandemic;

•	changes in general business, economic and market conditions;
•	changes in fiscal and monetary policies, and laws and regulations;
•	changes in interest rates, inflation rates, deposit flows, loan demand and real estate values;
•	changes in consumer spending and saving habits that may occur as a result of the COVID-19 pandemic;
•	changes in demand for financial services in Pinnacle’s market areas;
•	a deterioration in credit quality and/or a reduced demand for, or supply of, credit;
•	increased information security risk, including cyber security risk, which may lead to potential business disruptions or financial losses;
•	volatility in the securities markets generally or in the market price of Pinnacle common stock specifically; and
•	other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

These factors, and the risks and uncertainties discussed in more detail in Pinnacle’s Registration Statement on Form S-4 (333-239666), as amended, under the headings “Risk Factors – Risks Related to the COVID-19 Pandemic,” “—Risks Related to Pinnacle’s Business,” “—Risks Related to Regulation and Supervision of Pinnacle,” and “—Risks Related to Pinnacle’s Common Stock” should be considered in evaluating the forward-looking statements contained herein.  All of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Pinnacle. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this report. Forward-looking statements speak only as of the date they are made and Pinnacle undertakes any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Pinnacle maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Pinnacle’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Pinnacle’s management, including Pinnacle’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Pinnacle’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Pinnacle’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by Pinnacle in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Pinnacle’s management, including Pinnacle’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Pinnacle’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Pinnacle or its subsidiary to disclose material information required to be set forth in Pinnacle’s periodic reports.

There were no changes in Pinnacle’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Pinnacle’s internal control over financial reporting

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Note required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of January 21, 2020, as amended on June 9, 2020, by and between Pinnacle Bankshares Corporation and Virginia Bank Bankshares, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Amendment No. 2 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on September 3, 2020).

3.1

Amended and Restated Articles of Incorporation of Pinnacle Bankshares Corporation, effective April 29, 1997 (incorporated by reference to Exhibit 3.1 to Pinnacle’s quarterly report on Form 10-Q filed on November 13, 2008).

3.1.1

Articles of Amendment to the Articles of Incorporation of Pinnacle Bankshares Corporation, effective May 1, 2009 (incorporated by reference to Exhibit 3.1(a) to Pinnacle’s current report on Form 8-K filed on May 4, 2009).

3.1.2

Amendment to the Articles of Incorporation of Pinnacle Bankshares Corporation, effective October 30, 2020 (incorporated by reference to Appendix I to the joint proxy statement/prospectus included in Amendment No. 2 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on September 3, 2020).

3.2

Amended and Restated Bylaws of Pinnacle Bankshares Corporation, effective March 10, 2020 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Pinnacle’s Current Report on Form 8-K filed on September 18, 2020).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pinnacle’s Current Report on Form 8-K filed on September 18, 2020).

10.2

Form of Affiliate Agreement, by and among Virginia Bank Bankshares, Inc. and certain shareholders of Pinnacle Bankshares Corporation (incorporated by reference to Appendix B to the joint proxy statement/prospectus included in Amendment No. 2 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on September 3, 2020).

10.3

Form of Affiliate Agreement, by and among Pinnacle Bankshares Corporation and certain shareholders of Virginia Bank Bankshares, Inc. (incorporated by reference to Appendix C to the joint proxy statement/prospectus included in Amendment No. 2 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on September 3, 2020).

10.4

Base Salaries of Executive Officers of Pinnacle Bankshares Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

10.5

Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2014 Incentive Stock Plan (for awards granted beginning 2020) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

31.1*		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 16, 2020	By:	/s/ Aubrey H. Hall, III
Aubrey H. Hall, III
President and Chief Executive Officer

Date: November 16, 2020	By:	/s/ Bryan M .Lemley
Bryan M. Lemley
Secretary, Treasurer and Chief Financial Officer