Form 10-K
period 2020-12-31
PINNACLE BANKSHARES CORP
filed 2021-03-30
CIK 1031233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

PINNACLE BANKSHARES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-23909

Virginia	54-1832714
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

622 Broad Street, Altavista, VA	24517-1830
(Address of Principal Executive Offices)	(Zip Code)

(434) 369-3000

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate value of the voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,731,902 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $3.00 par value, as of March 18, 2021 was approximately 2,158,379.

Explanatory Note (amounts in thousands)

On February 12, 2021, Pinnacle Bankshares Corporation (“Pinnacle”) issued a press release announcing its unaudited financial results for the quarter and year ended December 31, 2020.  A copy of the press release was attached to a Form 8-K furnished by Pinnacle to the Securities and Exchange Commission on February 12, 2021.  Following the issuance of that press release, Pinnacle continued to complete its year-end audit processes, including with respect to the acquisition of Virginia Bank Bankshares, Inc. and with respect to income taxes.  As a result of completing these audit processes, Pinnacle identified adjustments to other assets and total assets each  decreasing by $318, other liabilities and total liabilities each increasing by $2,208, surplus and stockholders’ equity each decreasing by $2,346,  and income tax expense increasing by $318.  These adjustments are appropriately reflected in the audited financial statements included in Item 8, and in management’s discussion and analysis included in Item 7, included in this Annual Report on Form 10-K, and Pinnacle’s reported net income and basic and diluted earnings per share have been updated to incorporate these adjustments.

PART I

Item 1.Business General

Pinnacle’s Business

Pinnacle Bankshares Corporation (“Pinnacle” or the “Company”), a Virginia corporation, was organized in 1997 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Pinnacle is headquartered in Altavista, Virginia.  Pinnacle conducts all of its business activities through the branch offices of its wholly-owned subsidiary bank, First National Bank (Altavista, Virginia) (“First National Bank”). Pinnacle was primarily established for the purpose of holding the stock of its subsidiary, First National Bank, and of such other subsidiaries as Pinnacle may acquire or establish. Pinnacle’s administrative offices are located at 622 Broad Street, Altavista, Virginia.  Pinnacle’s website is www.1stnatbk.com.  The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

First National Bank was organized as a national bank in 1908 and commenced general banking operations in December of that year, providing services to commercial and agricultural businesses as well as individuals in the Altavista area.  With an emphasis on personal service, First National Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, online banking, mobile banking, remote deposit capture, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit.  First National Bank also offers a full range of investment, insurance and annuity products through its association with LPL, Inc. and Banker’s Insurance, LLC.

First National Bank serves a trade area consisting primarily of all or portions of the Counties of Amherst, Bedford, Campbell and Pittsylvania, and the Cities of Charlottesville, Danville and Lynchburg. The Company has a total of eighteen branches with one in the Town of Amherst in Amherst County, two in Bedford County, two located in the Town of Altavista in Campbell County, three additional branches in Campbell County, three in Pittsylvania County, four in the City of Danville and three in the City of Lynchburg. The Company also operates a loan production office located in Charlottesville.

First National Bank has two wholly-owned subsidiaries. FNB Property Corp., which is a Virginia corporation, formed to hold title to hold real estate for future bank premises.  First Properties, Inc., also a Virginia corporation, was formed to hold title to other real estate owned.

Pinnacle’s revenues are primarily derived from interest on and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities. The principal sources of funds for Pinnacle’s lending activities are its deposits, repayment of loans, maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Pinnacle’s operations are influenced by general economic conditions and by related monetary and fiscal policies of regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a national banking association, the Bank is supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). Interest rates on competing investments and general market rates of interest influence deposit flows and costs of funds. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rate environment and its impact on local demand and the availability of funds. The Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of loans.

Competition

The banking business in central and southern Virginia is highly competitive with respect to both loans and deposits and has a number of major banks that have offices operating throughout the state and in Pinnacle’s market area.  Pinnacle actively competes for all types of deposits and loans with other banks and with nonbank financial institutions, including savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies and other lending institutions.

Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds as well as traditional banking services.  Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for Pinnacle with respect to the acquisition of deposits.  Among the advantages that the major banks have over Pinnacle is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand over a more diverse geographic area.  Although major banks have these competitive advantages over small community banks, Pinnacle actively emphasizes its competitive advantage by soliciting customers who prefer the personal service offered by a community bank.

Pinnacle is not dependent upon a single customer or industry, the loss of which would have a material adverse effect on Pinnacle’s financial condition.  Pinnacle is located in a market rich in industrial and retail diversification.

Pinnacle believes that its prompt response to lending requests is a key factor to Pinnacle’s competitive position in its primary service area.  In addition, local decision-making and the accessibility of senior management to customers also distinguish Pinnacle from other area financial institutions.

In order to compete with the other financial institutions in its primary service area, Pinnacle relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and its ability to offer specialized services to customers.  Pinnacle’s promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

Information about the Effects of and Responses to COVID-19

The ongoing COVID-19 pandemic has and continues to impact Pinnacle and its customers, employees, communities and service providers; however the ultimate severity of the COVID-19 pandemic, its duration and the extent of its impact on First National Bank’s business, results of operations, financial condition, liquidity and prospects remains uncertain.

Pandemic Guidelines and Business Continuity.  In response to the COVID-19 pandemic, Pinnacle and First National Bank have placed an emphasis on delivering products and services through online and mobile banking, remote deposit capture, and digital communications with customers.

Pinnacle and First National Bank have implemented a set of pandemic guidelines to protect employees and promote business continuity while providing support to its customers and communities facing challenges due to the impacts of COVID-19. These guidelines include policies and procedures with respect to Phase 1, Phase 2 and Phase 3 responses to the COVID-19 pandemic, additional cleaning and sanitation requirements, and branch-specific response plans for employees and customer service at First National Bank’s branch locations, including remote work and social distancing requirements. Pinnacle has purchased additional laptops, invested in additional technology and software, and purchased personal protective equipment for employee use. Pinnacle’s management meets regularly to review the pandemic guidelines, response priorities, guidance issued by health regulatory agencies, and protective measures and other actions being taken by Pinnacle and First National Bank.

Paycheck Protection Program (“PPP”).  As a further part of Pinnacle’s response to the COVID-19 pandemic, First National Bank has participated in the PPP established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (also known as the “CARES Act”) and implemented by the U.S. Small Business Administration with support from the U.S. Department of the Treasury. First National Bank has provided over $40 million in PPP loans to small businesses in its markets and acquired over $13 million in PPP Loans in its merger with Virginia Bank Bankshares, Inc. (“Virginia Bank”) through March 30, 2021.

Acquisition of Virginia Bank Bankshares, Inc.

On October 30, 2020, Pinnacle completed its merger (the “Merger”) with Virginia Bank Bankshares, Inc. (“Virginia Bank”). The Merger was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization between Pinnacle and Virginia Bank, signed January 21, 2020 and as amended on June 9, 2020, and the related plan of merger (collectively, the “Merger Agreement”).  Under the Merger Agreement, Virginia Bank shareholders had the opportunity to elect to receive either $16.00 of cash (the “Cash Consideration”) or 0.5400 shares of Pinnacle common stock (the “Stock Consideration”) for each share of Virginia Bank common stock held, subject to the limitation that 60% of the shares would be exchanged for the Stock Consideration and 40% of the shares would be exchanged for the Cash Consideration.

For additional information about the Merger, see Note 2 to Pinnacle’s condensed consolidated financial statements included in Part II, Item 8 of this report.  The above description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement which, is included as Exhibit 2.1 to this report and is incorporated by reference herein.

Employees

As of December 31, 2020, Pinnacle had 187 full-time and 10 part-time employees.  Pinnacle’s management believes that its employee relations are good.

Regulation and Supervision

General.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect Pinnacle’s and First National Bank’s operations.

During 2020, Pinnacle became subject to periodic reporting requirements under Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which include the filing of annual, quarterly and current reports with the Securities and Exchange Commission (the “SEC”). Pinnacle is also required to comply with other laws and regulations of the SEC applicable to public companies.

As a national bank, First National Bank is subject to regulation, supervision and regular examination by the OCC. The prior approval of the OCC or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the “CRA”) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the effectiveness of the subject organizations in combating money laundering activities.

Each depositor’s account with First National Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law.

First National Bank is also subject to certain regulations promulgated by the Federal Reserve and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

The regulations of the Federal Reserve, the OCC and the FDIC govern most aspects of Pinnacle’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, and numerous other matters.  Further, the federal bank regulatory agencies have adopted guidelines and released interpretive materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation of management, information systems, data security and cybersecurity, and risk management.  As a consequence of the extensive regulation of commercial banking activities in the United States, Pinnacle’s business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

As a bank holding company, Pinnacle is subject to the BHCA, and regulation and supervision by the Federal Reserve. A bank holding company is required to obtain the approval of the Federal Reserve before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

A bank holding company is required to obtain the approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5.0% of the voting shares of such bank. The approval of the Federal Reserve is also required for the merger or consolidation of bank holding companies.

Pursuant to the BHCA, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Pinnacle is required to file periodic reports with the Federal Reserve and provide any additional information the Federal Reserve may require. The Federal Reserve also has the authority to examine Pinnacle and its subsidiaries, as well as any arrangements between Pinnacle and its subsidiaries, with the cost of any such examinations to be borne by Pinnacle.  Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.

Regulatory Reform.  The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including Pinnacle and First National Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

Pinnacle continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how Pinnacle conducts its business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

Capital Requirements and Prompt Corrective Action. The Federal Reserve, the OCC and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Basel III Capital Accords. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources”.

The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions.  Under the FDICIA, there are five capital categories applicable to bank holding companies and insured institutions, each with specific regulatory consequences. The extent of the agencies’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  These terms are defined under uniform regulations issued by each of the federal banking agencies.  If the appropriate federal banking agency determines that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to a lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject Pinnacle and its subsidiaries to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.  In addition, an institution may not make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if the making of such dividend would cause First National Bank to become undercapitalized, it could not pay a dividend to Pinnacle.

Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Capital Rules”) that apply to banking institutions they supervise.  For purposes of these capital rules, (i) common equity Tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules.  The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules and minimum capital ratios required to be maintained by banks were effective on January 1, 2015. The Basel III Capital Rules also include a requirement that banks maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased in as of January 1, 2019.  As fully phased in, the Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Capital Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10.0% of CET1 or all such categories in the aggregate exceed 15.0% of CET1.

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, Pinnacle expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. First National Bank remains subject to the regulatory capital requirements described above.

Limits on Dividends. Pinnacle is a legal entity that is separate and distinct from First National Bank. A significant portion of Pinnacle’s revenues result from dividends paid to it by First National Bank. Both Pinnacle and First National Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Federal Reserve supervisory guidance indicates that the Federal Reserve may have safety and soundness concerns if a bank holding company pays dividends that exceed earnings for the period in which the dividend is being paid. Generally, dividends paid by First National Bank during a year may not exceed the sum of the bank’s net income in that year and the bank’s retained earnings of the immediately preceding two calendar years without prior approval of the OCC.  Further, the Federal Deposit Insurance Act (the “FDIA”) prohibits insured depository institutions such as First National Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. The OCC may prevent First National Bank from paying a dividend if the OCC concludes such dividend would be an unsafe or unsound banking practice. We do not expect that any of these laws, regulations or policies will materially affect the ability of Pinnacle or First National Bank to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC.  First National Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2.0% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2.0% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average capital adequacy, assets, management capability, earnings, liquidity, and sensitivity (“CAMELS”) component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2020, the designated reserve ratio was 2.0% and the minimum designated reserve ratio was 1.35%.  At December 31, 2020, the reserve ratio was 1.30%.

Certain Transactions by Insured Banks with their Affiliates. There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary thereof. However, an “affiliate” does not generally include the bank’s operating subsidiaries. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10.0% of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20.0% of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving non-affiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to non-affiliates. Moreover, certain amendments to the BHCA provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Incentive Compensation. The Federal Reserve, the OCC and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Pinnacle, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, in 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published.

Federal Home Loan Bank of Atlanta. First National Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, First National Bank must purchase and maintain stock in the FHLB. Additional information related to First National Bank’s FHLB stock can be found in Note 1(d) to Pinnacle’s consolidated financial statements attached hereto.

Community Reinvestment Act. Pinnacle is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At its last evaluation in 2020, First National Bank received a “Satisfactory” CRA rating.

Confidentiality and Required Disclosures of Consumer Information. Pinnacle is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information, and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice that was delivered.

Pinnacle is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If First National Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the Federal Bureau of Investigation.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of Pinnacle and First National Bank, these laws and programs do not materially affect First National Bank’s products, services or other business activities.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If Pinnacle or First National Bank fails to meet the expectations set forth in this regulatory guidance, Pinnacle or First National Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of Pinnacle or First National Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as Pinnacle and First National Bank.

Consumer Laws and Regulations. Pinnacle is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. Pinnacle must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

The Consumer Financial Protection Bureau (the “CFPB”) is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to Pinnacle by the Federal Reserve and to First National Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve and the OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on Pinnacle cannot be forecast.

Mortgage Banking Regulation.  In connection with making mortgage loans, First National Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. First National Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth in Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

First National Bank’s mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act.  Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage lenders can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3.0% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA, and final rules adopted to implement the EGRRCPA, exempt all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of 5.0% or less of total assets, subject to certain limited exceptions. Pinnacle believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report.

In December 2018, consistent with the provisions of the EGRRCPA, the federal banking agencies jointly adopted final rules that permit banks with up to $3 billion in total assets, that received a composite CAMELS rating of “1” or “2,” and that meet certain other criteria (including not having undergone any change in control during the previous 12-month period, and not being subject to a formal enforcement proceeding or order), to qualify for an 18-month on-site examination cycle.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Pinnacle in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Pinnacle cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Pinnacle. A change in statutes, regulations or regulatory policies applicable to Pinnacle or First National Bank could have a material effect on our business.

Item 1A.Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be carefully considered in connection with evaluating our business and any forward-looking statements contained herein. Our business, financial condition, results of operations and cash flows could be harmed by any of the risk factors described below, or other risks that have not been identified or which we believe are immaterial or unlikely. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks Related to COVID-19

The ongoing COVID-19 pandemic and measures intended to prevent or slow its spread may have material adverse effects on each of Pinnacle’s business, results of operation, financial condition, liquidity and prospects, and such effects are highly uncertain and difficult to predict.

Global health concerns regarding the COVID-19 pandemic and related governmental actions taken to reduce the spread of the coronavirus have negatively impacted the macroeconomic environment, and the COVID-19 pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The COVID-19 pandemic has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The COVID-19 pandemic has adversely impacted and could potentially further adversely impact Pinnacle’s workforce and operations, and the operations of their customers and business partners.

Pinnacle may experience adverse financial consequences due to a number of factors that are related to or exacerbated by the COVID-19 pandemic, including, but not limited to:

•

increased credit losses due to financial strain on its customers as a result of the COVID-19 pandemic and governmental actions to address the pandemic, specifically with respect to loans to borrowers in the hospitality or retail real estate industries;

•	declines in collateral values;

•

disruptions if a significant portion of Pinnacle’s workforces are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions related to the COVID-19 pandemic. Pinnacle has modified its business practices, including restricting employee travel and implementing work-from-home arrangements, and it may be necessary for Pinnacle to take further actions as may be required by governmental authorities or if determined to be in the best interests of its employees, customers and business partners;

•	the negative effect on earnings resulting from Pinnacle agreeing to loan payment deferrals due to the COVID-19 pandemic or otherwise modifying loans;

•	increased demands on Pinnacle’s liquidity and regulatory capital, as it meets borrowers’ needs and pays expenses related to the COVID-19 pandemic;

•

third-party disruptions, including negative effects on network and technology providers and other counterparties, which have been, and may continue to be, affected by stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with Pinnacle or provide essential services;

•	increased cybersecurity and fraud risks due to increased online and remote activity; and

•	operational failures due to changes in Pinnacle’s normal business practices.

These factors may remain prevalent for a significant period of time and may continue to adversely affect Pinnacle’s business, results of operations, financial condition, liquidity and prospects, including even after the COVID-19 pandemic has subsided.

The extent to which the COVID-19 pandemic impacts Pinnacle’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of COVID-19, its severity, the actions taken to contain the coronavirus virus or treat its impact and their respective effectiveness, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, Pinnacle may continue to experience materially adverse impacts to their business as a result of the COVID-19’s global economic impact, including the availability of credit, adverse impacts on liquidity and any recession or depression that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 is highly uncertain and subject to change. Pinnacle does not know the full extent of the impacts of the COVID-19 pandemic on its business, operations or the economy as a whole. However, the effects could have a material adverse impact on Pinnacle’s financial condition, results of operations, and business.

Further, the COVID-19 pandemic may also exacerbate many of the risk factors identified in the “Risk Factors” section of this Annual Report, including risks related to credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

In response to the COVID-19 pandemic, governmental authorities have taken unprecedented measures to stabilize economic markets and support economic growth, and Pinnacle’s participation in and execution of these measures could result in reputational harm or litigation that results in judgments, settlements, penalties or fines levied against Pinnacle.

Federal, state and local governments in the United States have taken unprecedented measures to stabilize economic markets and support economic growth in response to the COVID-19 pandemic. The success of these measures is uncertain, and these measures even if successful may not be sufficient to address the negative economic impacts of the COVID-19 pandemic or avert severe and prolonged reductions in economic activity, including in the markets in which Pinnacle operates.

First National Bank is a participating lender in the PPP, a loan program administered through the U.S. Small Business Administration (the “SBA”), that was created to help eligible businesses, organizations and self-employed persons fund their operational costs (and particularly payroll costs) during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The laws, rules and guidance that govern the operation of the PPP contain significant ambiguities, which has exposed lenders under the PPP program, including Pinnacle, to risks relating to noncompliance with the PPP. For example, other financial institutions are defendants in purported class action litigation regarding the procedures used by the lender in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the PPP, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. Notwithstanding the foregoing, First National Bank has been and continues to be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. If a deficiency is identified, the SBA may deny its liability under its guaranty of amounts owed on the PPP loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from First National Bank.

Pinnacle’s participation in and execution of these and other measures taken by governments and regulatory authorities in response to the COVID-19 pandemic could result in reputational harm and may also lead to litigation, including class action claims, or regulator or administrative actions or proceedings. Such litigation, actions or proceedings may result in judgments, settlements, penalties and fines levied against Pinnacle.

Risks Related to Pinnacle’s Lending Activities

Pinnacle may experience increased delinquencies and credit losses, which could have a material adverse effect on Pinnacle’s capital, financial condition and results of operations.

Like other lenders, Pinnacle faces the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of Pinnacle’s loans are secured by collateral, Pinnacle may attempt to seize the collateral if and when a customer defaults on a loan. However, the value of the collateral may not equal the amount of the unpaid loan, and Pinnacle may be unsuccessful in recovering the remaining balance from the customer. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and exposes us to additional legal costs.

Pinnacle’s allowance for loan losses may be insufficient to absorb incurred losses in Pinnacle’s loan portfolio, and any increases in the ALL may have a material adverse effect on Pinnacle’s financial condition and results of operations.

Pinnacle maintains an allowance for loan losses (“ALL”), which is a reserve established through a provision for loan losses charged to expense, that represents Pinnacle’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Elevated levels of loan delinquencies and bankruptcies in Pinnacle’s market area generally and among its customers specifically, can be precursors of future charge-offs and may require increases to the ALL. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in Pinnacle’s ALL may hurt Pinnacle’s overall financial performance if it is unable to increase revenue to compensate for these losses, may increase Pinnacle’s cost of funds, and could materially adversely affect Pinnacle’s business, results of operations and financial condition.

The level of the ALL reflects management’s evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and our assessment of present and anticipated economic conditions. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and requires Pinnacle to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The ALL may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect Pinnacle’s operating results.

Pinnacle’s banking regulators, as an integral part of their examination process, periodically review the ALL and may require Pinnacle to increase its ALL by recognizing additional provisions for loan losses charged to expense, or to decrease the ALL by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on Pinnacle’s financial condition and results of operations.

Additionally, the measure of Pinnacle’s ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the current expected credit loss, or CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change Pinnacle’s current method of providing ALL and may result in material changes in Pinnacle’s accounting for credit losses on financial instruments. The CECL model may create more volatility in Pinnacle’s level of ALL. If Pinnacle is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. The amendment is effective for fiscal years beginning after 2022.

Pinnacle’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

Pinnacle assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. Pinnacle manages credit risk through a program of underwriting standards, heightened review of certain credit decisions, and a continuous quality assessment process of credit already extended. Pinnacle’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions and excessive industry and other concentrations. Pinnacle’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide Pinnacle with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

Pinnacle’s focus on lending to small and mid-sized community-based businesses may increase its credit risk.

Most of Pinnacle’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which Pinnacle operates negatively impact this important customer sector, Pinnacle’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by Pinnacle in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with Pinnacle, which could have a material adverse effect on its financial condition and results of operations.

Pinnacle’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect Pinnacle’s financial results.

Pinnacle offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2020, approximately 60.16% of Pinnacle’s loans are secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by rising interest rates, could adversely affect Pinnacle’s customers’ ability to pay these loans, which in turn could adversely impact Pinnacle. Risk of loan defaults and foreclosures are inherent in the banking industry, and Pinnacle tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. Pinnacle cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

A portion of Pinnacle’s loan portfolio consists of commercial real estate loans, which are viewed as having a higher risk of default.

As of December 30, 2020, approximately 28.35% of Pinnacle’s loans are secured by commercial real estate. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having a higher risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default.

Pinnacle’s banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on Pinnacle’s results of operations.

A portion of Pinnacle’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of these loans and the collateral securing these loans.

As of December 30, 2020, approximately 3.82% of Pinnacle’s loans were construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, Pinnacle may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although Pinnacle’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to Pinnacle. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

Risks Related to Pinnacle’s Business, Operations and Industry

Pinnacle is subject to interest rate risk and fluctuations in interest rates which may negatively affect Pinnacle’s financial performance.

Pinnacle’s profitability depends in substantial part on its net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates affect Pinnacle’s net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. Interest rates are highly sensitive to many factors beyond Pinnacle’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Pinnacle cannot predict actual fluctuations of market interest rates. Recent actions by the Federal Open Market Committee have maintained an accommodative monetary policy, thereby supporting strong labor market conditions and reducing short-term interest rates. Longer-term market interest rates, including yields on U.S. treasury bonds, remain low.  Therefore, Pinnacle expects continued pressure on its net interest margin due to intense competition for loans and deposits from both local and national financial institutions.  An upward movement in interest rates may result in an unfavorable pricing disparity between Pinnacle’s fixed rate loan portfolio and adjustable-rate funding sources.  Continued pressure on our net interest margin could adversely affect our results of operations.

Changes in monetary policy and changes in interest rates will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. The impact of these changes may be magnified if Pinnacle does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, Pinnacle’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures.

Pinnacle generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, Pinnacle’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether Pinnacle is more asset sensitive or liability sensitive. Accordingly, Pinnacle may not be successful in maintaining a neutral position and, as a result, Pinnacle’s net interest margin may be affected.

At December 31, 2020, approximately 11.84% of Pinnacle’s loans held for investment were variable rate loans. While the variable rate structure on these loans reduces interest rate risk for First National Bank, increases in market interest rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default or the risk of early pay-off by refinancing with another financial institution.

Pinnacle’s business is subject to economic risks that could adversely affect Pinnacle’s operations and financial condition, and adverse changes in economic conditions in Pinnacle’s market areas or adverse conditions in an industry on which a local market is dependent could adversely affect Pinnacle’s operations and financial conditions.

Deterioration in economic conditions could adversely affect Pinnacle’s business. Pinnacle’s business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond Pinnacle’s control. A deterioration in economic conditions, in particular a prolonged economic slowdown within Pinnacle’s geographic region, could result in the following consequences, any of which could materially adversely impact Pinnacle’s financial condition or results of operations: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for banking products and services; and a deterioration in the value of collateral for loans.

We provide full-service banking and other financial services in the Lynchburg and Danville, Virginia banking markets. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such the healthcare and higher education industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect Pinnacle’s financial condition or results of operations.

Pinnacle’s future success will depend on its ability to compete effectively in the highly competitive financial services industry.

Pinnacle faces substantial competition in all phases of its operation from a variety of competitors. Pinnacle competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, and insurance companies, as well as other community, super-regional, and national financial institutions that operate offices within Pinnacle’s primary market areas. Pinnacle’s future growth and success depends on its ability to compete effectively in this highly competitive financial services environment. Many of Pinnacle’s competitors are well established, larger financial institutions and many offer products and services that Pinnacle does not, and many such competitors have substantially greater resources and name recognition. Some of Pinnacle’s competitors are not subject to the same regulation as imposed on bank holding companies and national banking associations, and therefore have regulatory advantages over Pinnacle in accessing funding and providing various services. Pinnacle may face a competitive disadvantage as a result of its smaller size, smaller asset base, and lack of geographic diversification. If Pinnacle raises interest rates paid on deposits or lowers interest rates charged on loans to compete effectively, Pinnacle’s net interest margin and net income could be negatively affected. Failure to compete effectively to attract new or to retain existing customers may reduce or limit Pinnacle’s market share and growth and may adversely affect Pinnacle’s financial condition and results of operations.

Pinnacle may not be able to effectively integrate the operations of Virginia Bank and Trust into First National Bank.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating Virginia Bank into Pinnacle may take more time and resources than Pinnacle expects. The future operating performance of Pinnacle and First National Bank will depend, in part, on the success of the merger of Virginia Bank and Trust into First National Bank. Virginia Bank and Trust has been merged with and into First National Bank with First National Bank surviving. The success of the merger of the banks will, in turn, depend on a number of factors, including Pinnacle’s ability to: (i) integrate the operations and branches of Virginia Bank and Trust into First National Bank; (ii) retain the deposits and customers of Virginia Bank and Trust; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined company to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Virginia Bank and Trust into the operations of First National Bank, as well as reducing overlapping bank personnel. The integration of Virginia Bank and Trust and First National Bank following the bank merger will require the dedication of the time and resources of Pinnacle’s management and may temporarily distract managements’ attention from Pinnacle’s day-to-day business. If Pinnacle is unable to successfully integrate Virginia Bank and Trust into First National Bank, Pinnacle may not be able to realize expected operating efficiencies and eliminate redundant costs.

Pinnacle continually encounters technological change which could affect its ability to remain competitive.

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Pinnacle continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. Pinnacle’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because Pinnacle’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause Pinnacle to lose market share or incur additional expense.

Pinnacle’s operations may be adversely affected by cyber security risks and cyber-attacks.

In the ordinary course of business, Pinnacle collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to Pinnacle’s operations and business strategy. In addition, Pinnacle relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems, such as “hacking,” “identity theft” or “cyber fraud,” could result in failures or disruptions in Pinnacle’s customer relationship management, the general ledger, deposits, loans, and other systems. Moreover, with some of Pinnacle’s employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks.  Pinnacle has invested in accepted technologies, and continually reviews its controls, processes and practices that are designed to protect its networks, computers, and data, including customer information, from damage or unauthorized access. Despite these security measures, Pinnacle’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and often are not recognized until launched against a target, Pinnacle may be unable to anticipate these techniques or to implement adequate protective measures.

There can be no assurance that Pinnacle will not suffer cyber-attacks or other information security breaches or be impacted by losses from such events in the future. Pinnacle’s risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, current use of internet banking and mobile banking channels, expanded operations and third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to Pinnacle’s systems remains significant.

A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, fines and costs associated with civil litigation, loss of customers and business partners, and damage to Pinnacle’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, Pinnacle may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

Pinnacle relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of Pinnacle’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While Pinnacle has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect Pinnacle’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt Pinnacle’s operations if those difficulties interface with the vendor’s ability to serve Pinnacle. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third-parties creates an unavoidable inherent risk to Pinnacle’s business operations.

The operational functions of business counterparties over which Pinnacle may have limited or no control may experience disruptions that could adversely impact Pinnacle.

Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including First National Bank. Although neither Pinnacle’s or First National Bank’s systems are breached in retailer incursions, such incursions can still cause customers to be dissatisfied with First National Bank and otherwise adversely affect Pinnacle’s and First National Bank’s reputation. These events can also cause First National Bank to take other costly steps to avoid significant theft loss to First National Bank and its customers. In some cases, First National Bank may be required to reimburse customers for the losses they incur. Credit reporting agency intrusions affect First National Bank’s customers and can require these customers and First National Bank to increase account monitoring and take remedial action to prevent unauthorized account activity or access. Other possible points of intrusion or disruption not within Pinnacle’s or First National Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Pinnacle relies substantially on deposits obtained from customers in its target markets to provide liquidity and support growth, and Pinnacle’s liquidity needs could adversely affect results of operations and financial condition.

Pinnacle’s business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. If Pinnacle’s deposit levels fall, Pinnacle could lose a relatively low-cost source of funding and its interest expense would likely increase as it obtains alternative funding to replace lost deposits.

Another primary source of funds to Pinnacle is loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, inclement weather, natural disasters and international instability.

Pinnacle may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While Pinnacle believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Pinnacle may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Pinnacle may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of Pinnacle’s long-term business strategy is its continued growth and expansion. Pinnacle’s ability to continue to grow depends, in part, upon its ability to (i) open new branch offices or acquire existing branches or other financial institutions, (ii) attract deposits to its current and future branch locations, and (iii) identify attractive loan and investment opportunities.

Pinnacle may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future, or if Pinnacle is subject to regulatory restrictions on growth or expansion of its operations. Pinnacle’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality and successfully integrate any businesses Pinnacle acquires into its organization. As Pinnacle identifies opportunities to implement its growth strategy, it may incur increased personnel, occupancy and other operating expenses. In the case of new branches, Pinnacle must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding assets.

Pinnacle’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.

Pinnacle’s success is, and is expected to remain, highly dependent on its management team. This is particularly true because, as a community bank, Pinnacle depends on the management team’s ties to the community and customer relationships to generate business. Pinnacle’s growth will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon growth and profitability. If Pinnacle fails to retain or continue to recruit qualified employees, growth and profitability could be adversely affected.

The success of Pinnacle’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, Pinnacle must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking industry in Pinnacle’s geographic markets. Even if Pinnacle identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out Pinnacle’s strategy is often lengthy. Pinnacle’s inability to identify, recruit and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition and results of operations.

Pinnacle’s risk-management framework may not be effective in mitigating risk and loss.

Pinnacle maintains an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that it faces. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, and legal. While Pinnacle assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in Pinnacle’s risk-management program, or if Pinnacle’s controls break down, Pinnacle’s results of operations and financial condition may be adversely affected.

Pinnacle is subject to a variety of operational, technological and organizational risks.

Similar to other financial institutions, Pinnacle is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. Pinnacle’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of Pinnacle, and exposure to external events. Pinnacle is dependent on its operational infrastructure to help manage these risks. From time to time, Pinnacle may need to change or upgrade its technology infrastructure and it may experience disruption, and it may face additional exposure to these risks during the course of making such changes. As Pinnacle acquires other financial institutions, it faces additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to Pinnacle’s business and/or more costly or time-intensive than anticipated.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on Pinnacle’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on Pinnacle’s financial condition and results of operations.

Pinnacle depends on the accuracy and completeness of information about clients and counterparties and Pinnacle’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, Pinnacle may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. Pinnacle also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, Pinnacle may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. Pinnacle’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The soundness of other financial institutions could adversely affect Pinnacle.

Pinnacle’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Pinnacle has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Pinnacle or by other institutions. Many of these transactions expose Pinnacle to credit risk in the event of default of its counterparty or client. In addition, credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due. There is no assurance that any such losses would not materially and adversely affect results of operations.

Pinnacle may be adversely impacted by changes in market conditions.

Pinnacle is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with Pinnacle’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing Pinnacle to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Pinnacle’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact Pinnacle’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect Pinnacle’s earnings and capital ratios.

Risks Related to Regulation and Supervision of Pinnacle

Pinnacle operates in a highly regulated industry and the laws and regulations that govern Pinnacle’s operations, corporate governance, executive compensation and financial accounting, and reporting, including changes in them or Pinnacle’s failure to comply with them, may adversely affect Pinnacle.

Pinnacle is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on Pinnacle’s business activities, limit the dividends or distributions that it can pay, restrict the ability of institutions to guarantee its debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

Pinnacle is facing increased regulation and supervision of its industry as a result of the financial crisis in the banking and financial markets. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect Pinnacle in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, Pinnacle’s costs and limit its ability to pursue business opportunities. Further, Pinnacle’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect Pinnacle’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Pinnacle’s business and financial condition.

Applicable regulatory capital standards, including the rules implementing the Basel III capital framework and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”), may require Pinnacle and First National Bank to maintain higher levels of capital and liquid assets, which could adversely affect Pinnacle’s profitability and return on equity.

Pinnacle is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that Pinnacle and First National Bank must maintain. If Pinnacle or First National Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While Pinnacle is exempt from these capital requirements under the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”), First National Bank is not exempt and must comply. First National Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. Satisfying capital requirements may require Pinnacle or First National Bank to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations. The EGRRCPA, which became effective May 24, 2018, provides relief from certain of these requirements, but Pinnacle does not expect the EGRRCPA and the related regulations to materially reduce the impact of regulatory capital requirements on its business.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB issued a final rule, effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit Pinnacle’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact Pinnacle’s profitability.

Pinnacle is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage Pinnacle’s reputation and otherwise adversely affect its business.

Pinnacle’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”) in various information systems that Pinnacle maintains and in those maintained by third party service providers. Pinnacle also maintains important internal company data such as PII about its employees and information relating to its operations. Pinnacle is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third-parties). For example, Pinnacle’s business is subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and related regulations and regulatory guidance, which, among other things: (i) impose certain limitations on Pinnacle’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) require that Pinnacle provides certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) require that Pinnacle develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on Pinnacle’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that Pinnacle’s collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase Pinnacle’s costs.

Furthermore, Pinnacle may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, Pinnacle could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of Pinnacle’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause Pinnacle to lose customers or potential customers and thereby reduce its revenues. Any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject Pinnacle to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage Pinnacle’s reputation and otherwise adversely affect its operations, financial condition and results of operations.

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If Pinnacle or First National Bank fails to meet the expectations set forth in this regulatory guidance, Pinnacle or First National Bank could be subject to various regulatory actions and any remediation efforts may require significant resources.

Pinnacle’s earnings are significantly affected by the fiscal and monetary policies of the U.S. federal government and its agencies.

The policies of the Federal Reserve affect Pinnacle significantly. The Federal Reserve regulates the supply of money and credit in the United States and its policies determine in large part Pinnacle’s cost of funds for lending, investing and capital raising activities and the return it earns on those loans and investments, both of which affect Pinnacle’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that Pinnacle holds, such as loans and debt securities, and also can affect Pinnacle’s borrowers, potentially increasing the risk that they may fail to repay their loans. Pinnacle’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond Pinnacle’s control and hard to predict.

Risks Related to Pinnacle’s Common Stock

Pinnacle is not obligated to pay dividends and its ability to pay dividends is limited.

Pinnacle’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from First National Bank. There are various regulatory restrictions on the ability of banks, such as First National Bank, to pay dividends or make other payments to their holding companies. Pinnacle is currently paying a quarterly cash dividend to holders of its common stock at a rate of $0.14 per share. Although Pinnacle has historically paid a cash dividend to the holders of its common stock, holders of its common stock are not entitled to receive dividends, and Pinnacle is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic and other factors may cause the Pinnacle board of directors to consider, among other things, reducing dividends paid on its common stock.

Pinnacle relies on dividends from First National Bank for substantially all of its revenue.

Pinnacle is a bank holding company that conducts substantially all of its operations through First National Bank. As a result, Pinnacle relies on dividends from First National Bank for substantially all of its revenues. In the event First National Bank is unable to pay dividends to Pinnacle, including pursuant to regulatory restrictions on the ability of First National Bank to pay dividends or make other payments to Pinnacle, Pinnacle may not be able to service debt, pay obligations, or pay a cash dividend to the holders of Pinnacle common stock and Pinnacle’s business, financial condition and results of operations may be materially adversely affected.

Pinnacle common stock currently has a limited trading market and is thinly traded which may limit the ability of shareholders to sell their shares and may increase price volatility.

Pinnacle common stock is quoted on the OTC Markets Group’s OTCQX marketplace under the symbol “PPBN.” Pinnacle common stock is thinly traded and has substantially less liquidity than the common stocks of many other bank holding companies. There can be no assurance that an active trading market for shares of Pinnacle common stock will develop or, if one develops, that it can be sustained. The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within Pinnacle’s control. Therefore, Pinnacle’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold their shares of Pinnacle common stock for an indefinite period.

In addition, thinly traded stocks can be more volatile than more widely traded stocks. The price of Pinnacle common stock has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, developments related to Pinnacle’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. The value of publicly traded stocks in the financial services sector can be volatile generally, including due to declining or sustained weak economic conditions and other external factors. The price of Pinnacle common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of Pinnacle common stock and the current market price may not be indicative of future market prices.

General Risk Factors

Failure to maintain effective systems of internal control and disclosure controls could have a material adverse effect on Pinnacle’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for Pinnacle to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. First National Bank is already required to establish and maintain an adequate internal control structure over financial reporting pursuant to FDIC regulations.  If Pinnacle cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of Pinnacle’s ongoing monitoring of its controls, it may discover material weaknesses or significant deficiencies that require remediation.

Pinnacle’s inability to maintain the operating effectiveness of the controls described above could result in a material misstatement of Pinnacle’s financial statements or other disclosures, which could have an adverse effect on its business, financial condition or results of operations. In addition, any failure to maintain effective controls in accordance with Section 404 of the Sarbanes-Oxley Act and FDIC regulations or to timely effect any necessary improvement of Pinnacle’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm Pinnacle’s reputation or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on its results of operation and financial condition.

Pinnacle may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable Pinnacle to implement its business plan, support its business, expand its operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact Pinnacle’s ability to support and to grow its operations. If Pinnacle grows its operations faster than it generates capital internally, or if Pinnacle’s existing capital is impaired for any reason, it will need to access the capital markets. Pinnacle may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. Pinnacle’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, Pinnacle’s financial condition and its results of operations. Economic conditions and a loss of confidence in financial institutions may increase Pinnacle’s cost of capital and limit access to some sources of capital. Further, if Pinnacle needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on Pinnacle’s business, financial condition and results of operations.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially affect Pinnacle’s financial statements.

From time to time, the SEC and the FASB change the financial accounting and reporting standards that govern the preparation of a public bank holding company’s financial statements. These changes can be hard to predict and can materially affect how Pinnacle records and reports its financial condition and results of operations. In some cases, Pinnacle could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing Pinnacle’s financial statements, including determining the fair value of assets and liabilities, among other items. If the assumptions or estimates are incorrect, Pinnacle may experience unexpected material consequences.

Negative perception of Pinnacle or First National Bank through social media may adversely affect their reputation and business.

Pinnacle’s and First National Bank’s reputations are critical to the success of their businesses. Pinnacle believes that its brand image and the brand image of First National Bank have been well received by customers, reflecting the fact that the brand images, like Pinnacle’s and First National Bank’s businesses, are based in part on trust and confidence. Pinnacle’s and First National Bank’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. Pinnacle’s and First National Bank’s reputation could also be affected by Pinnacle’s association with clients affected negatively through social media distribution, or other third parties, or by circumstances outside of Pinnacle’s control. Negative publicity, whether true or untrue, could affect Pinnacle’s and First National Bank’s ability to attract or retain customers, or cause Pinnacle and First National Bank to incur additional liabilities or costs, or result in additional regulatory scrutiny.

Future issuances of Pinnacle common stock could adversely affect the market price of Pinnacle common stock and could be dilutive.

The Pinnacle board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of Pinnacle common stock or shares of preferred stock, which may adversely affect the market price of the shares of Pinnacle common stock and could be dilutive to Pinnacle shareholders. In addition, new investors may have rights, preferences and privileges that are senior to, and that could adversely affect, Pinnacle’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. Because Pinnacle’s decision to issue common stock or preferred stock in the future will depend on market conditions and other factors, Pinnacle cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, Pinnacle shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of Pinnacle common stock.

Common stock is equity and Pinnacle common stock is subordinate to any indebtedness or preferred stock of Pinnacle and effectively subordinated to all the indebtedness and other non-common equity claims against First National Bank.

Shares of the Pinnacle common stock are equity interests and do not constitute indebtedness. As such, shares of Pinnacle common stock will rank junior to all of Pinnacle’s indebtedness and to other non-equity claims against Pinnacle and its assets available to satisfy claims against it, including in the event of Pinnacle’s liquidation. Additionally, holders of Pinnacle common stock are subject to prior dividend and liquidation rights of holders of outstanding preferred stock, if any. Pinnacle’s board of directors is authorized to issue classes or series of preferred stock without any action on the part of the holders of Pinnacle common stock, and Pinnacle is permitted to incur additional debt. Upon liquidation, lenders and holders of Pinnacle’s debt securities and preferred stock would receive distributions of Pinnacle’s available assets prior to holders of Pinnacle common stock. Furthermore, Pinnacle’s right to participate in a distribution of assets upon First National Bank’s liquidation or reorganization is subject to the prior claims of First National Bank’s creditors.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Current Locations and Property

As of March 30, 2021, Pinnacle, through its subsidiaries, owned or leased the following buildings and office space:

Location	Address	Nature of Interest

Altavista Main Corporate Headquarters	622 Broad Street Altavista, Virginia 24517	Owned by First National Bank
Amherst Branch	130 South Main Street Amherst, Virginia 24521	Owned by First National Bank
Brosville Branch Office	10370 Martinsville Highway Brosville, Virginia 24541	Owned by First National Bank
Charlottesville Loan Production Office	2208 Ivy Road Charlottesville, Virginia 22903	Leased by First National Bank
Chatham Branch	55 North Main Street Chatham, Virginia 24531	Owned by First National Bank
Danville Airport Branch	1312 South Boston Road Danville, Virginia 24540	Owned by First National Bank
Danville Main Branch	336 Main Street, Danville, Virginia 24541	Owned by First National Bank
Downtown Lynchburg Branch	800 Main Street Lynchburg, Virginia 24504	Leased by First National Bank
Forest Branch	14417 Forest Road Forest, Virginia 24551	Owned by First National Bank
Graves Mill Branch	18077 Forest Road Forest, Virginia 24521	Owned by First National Bank
Lynchburg Airport Branch	14580 Wards Road Lynchburg, Virginia 24502	Owned by First National Bank
Mt. Hermon Branch	4080 Franklin Turnpike Danville, Virginia 24540	Owned by First National Bank
North Danville Branch	3300 N. Main Street Ext Danville, Virginia 24540	Owned by First National Bank
Odd Fellows Road Branch	3401 Odd Fellows Road Lynchburg, Virginia 24501	Owned by First National Bank
Old Forest Branch	3321 Old Forest Road Lynchburg, Virginia 24501	Owned by First National Bank
Riverside Branch	2600 Riverside Drive Danville, Virginia 24540	Owned by First National Bank Land leased by First National Bank
Rustburg Branch	1033 Village Highway Rustburg, Virginia 24588	Owned by First National Bank
Timberlake Branch	20865 Timberlake Road Lynchburg, Virginia 24502	Owned by First National Bank
Vista Branch	1303 Main Street Altavista, Virginia 24517	Owned by First National Bank

All of the foregoing properties are used by Pinnacle in the normal course of its business. Pinnacle believes all of these properties are in good operating condition and are adequate for Pinnacle’s present and anticipated future needs. Pinnacle maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Pinnacle believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

Item 3.Legal Proceedings

In the ordinary course of its operations, Pinnacle and its subsidiaries are parties from time to time to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that there are no pending or threatened legal proceedings against Pinnacle that, if determined adversely, would, in the aggregate, have a material adverse effect on the business, the financial condition or the results of operations of Pinnacle.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Common Stock of Pinnacle is traded on the OTCQX under the symbol “PPBN.” As of March 30, 2021, there were approximately 2,158,379 shares of Common Stock outstanding, which shares are held by approximately 532 active shareholders of record.

Substantially all of Pinnacle’s retained earnings consist of undistributed earnings of its subsidiary Bank, which are restricted by various regulations administered by federal banking regulatory agencies. Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of First National Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years.

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

Item 6.Selected Financial Data

Not Applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pinnacle’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from Pinnacle’s expectations expressed in or implied by such forward-looking statements. For additional information about such risks, uncertainties, assumptions and other factors, please refer to “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Dollar amounts in the following discussion are in thousands, except ratios, share and per share data.

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

Paycheck Protection Program (“PPP”).  As a further part of Pinnacle’s response to the COVID-19 pandemic, First National Bank has participated in the PPP established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (also known as the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (the “CAA”), and implemented by the U.S. Small Business Administration with support from the U.S. Department of the Treasury. First National Bank has provided over $42,000 of PPP loans to small businesses in its markets.

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

For additional information about the Merger, see Note 2 to Pinnacle’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.  The above description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement which is included as Exhibit 2.1 to this report and is incorporated by reference herein.

Executive Summary

Year Ended December 31, 2020 and 2019.  Pinnacle generated net income of $3,062 for 2020 which represents a $1,334 or 30.35% decrease as compared to net income of $4,396 for 2019.  The decrease as compared to the prior year, which was mainly driven by higher noninterest expense.  The increase in noninterest expense was primarily due to $2,889 in expenses associated with Pinnacle’s merger with Virginia Bank, which closed on October 30, 2020, as well as higher salaries and employee benefits related to strategic growth initiatives to include the Bank’s Downtown Lynchburg Branch and its Charlottesville Loan Production Office.

Profitability as measured by Pinnacle’s return on average assets (“ROA”) was 0.52% for 2020, which is a 40 basis points decrease from the 0.92% produced in 2019.  Correspondingly, return on average equity (“ROE”) also decreased in 2020 to 6.99%, compared to 9.86% for the prior year.

Total assets as of December 31, 2020 were $860,514, up 71.92% from $500,530 as of December 31, 2019.  The principal components of Pinnacle’s assets as of December 31, 2020 were $564,316 in total gross loans, $46,741 in securities and $210,814 in cash and cash equivalents. During 2020, total loans increased 43.40%, or $170,796 from $393,520 as of December 31, 2019, while securities increased 3.97% or $1,783 from $44,958. Consequently, cash and cash equivalents increased 540.71% or $177,911 from $32,903 as of December 31, 2019 due mainly to an influx of deposits, the liquidation of Virginia Bank’s securities portfolio, which is in the process of being reinvested, and additional liquidity resulting from the merger.   Loans increased primarily due to the addition of approximately $154,000 in loans purchased in the merger which included $13,503 in PPP loans.  Additionally, First National Bank originated $28,208 in PPP loans in 2020.  These increases in loans were partially offset by a few large payoffs of commercial loans and a lower volume of consumer and residential loan originations made in 2020.

Total liabilities as of December 31, 2020 were $802,184, up $345,071, or 76.27%, from $455,085 as of December 31, 2019.  Higher levels of deposits drove the increase in liabilities.  Approximately $211,000 of the deposit growth resulted from new accounts acquired through the merger with Virginia Bank.  Additional deposit growth was the result of federal government stimulus in response to the pandemic, an overall “flight to safety” by depositors and relationships that moved to the Bank as a result of branch closures in the Bank’s markets served by larger national financial institutions.

Total stockholders’ equity as of December 31, 2020 was $58,330 and consisted primarily of $44,509 in retained earnings.  In comparison, as of December 31, 2019, total stockholders’ equity was $45,445.  Both Pinnacle and First National Bank remain “well capitalized” per all regulatory definitions.

Overview of 2020

Total assets as of December 31, 2020 were $860,514, up 71.92% from $500,530 as of December 31, 2019. The principal components of Pinnacle’s assets at the end of 2020 were $210,814 in cash and cash equivalents, $46,741 in securities and $560,078 in net loans.  During 2020, net loans increased 43.67% or $170,230.  Pinnacle’s lending activities are a principal source of income. Loans increased primarily due to the addition of approximately $154,000 in loans purchased in the merger, which included $13,503 in PPP loans.  Additionally, First National Bank originated $28,208 in PPP loans in 2020.  These increases in loans were partially offset by a few large payoffs of commercial loans and a lower volume of consumer and residential loan originations made in 2020.

Total liabilities as of December 31, 2020 were $802,184, up 76.27% from $455,085 as of December 31, 2019, primarily due to higher levels of deposits.  Total deposits increased $331,053, or 73.52%, to $781,336 as of December 31, 2020 from $450,283 at December 31, 2019.  Approximately $211,000 of the deposit growth resulted from new accounts acquired through the merger with Virginia Bank.  Noninterest-bearing demand deposits increased $139,608, or 126.43%, and represented 32.03% of total deposits as of December 31, 2020, compared to 24.52% as of December 31, 2019. Savings and NOW accounts increased $166,307, or 67.90%, and represented 52.63% of total deposits as of December 31, 2020, compared to 54.40% as of December 31, 2019.  Time deposits increased $25,138 or 26.48% and represented 15.37% of total deposits as of December 31, 2020, compared to 21.08% as of December 31, 2019.  Pinnacle had no brokered deposits as of December 31, 2020 and December 31, 2019.

Total stockholders’ equity as of December 31, 2020 was $58,330, including $44,509 in retained earnings. At December 31, 2019, stockholders’ equity totaled $45,445, including $42,404 in retained earnings.  The increase in stockholders’ equity resulted largely from $11,447 in in common stock issued in conjunctions with the merger with Virginia Bank and by net income of $3,062 less dividends paid to shareholders of $957.  Dividends paid to shareholders were $0.56 per share paid in 2020 as compared to $0.545 per share paid in 2019.

Pinnacle had net income of $3,062 in 2020, compared to net income of $4,396 in 2019, a decrease of 30.35%, which was mainly driven by higher noninterest expense. The increase in noninterest expense was primarily due to $2,889 in expenses associated with Pinnacle’s merger with Virginia Bank as well as higher salaries and employee benefits related to strategic growth initiatives to include the Bank’s Downtown Lynchburg Branch and its Charlottesville Loan Production Office.  The increase in noninterest expense was partially offset by an increase in noninterest income which was primarily due to a $2,694 bargain purchase gain related to the merger with Virginia Bank.

For the year ended December 31, 2020, Pinnacle produced $18,269 in net interest income, which represents a $593, or 3.35%, increase as compared to the $17,676 generated in 2019.  Interest income increased $549, or 2.71%, due to higher loan volume in the fourth quarter of 2020 as a result of the merger with Virginia Bank, while interest expense decreased $43,000, or 1.68%, due mainly to a decrease in the cost of deposits caused by lower interest rates.

Pinnacle’s provision for loan losses was $252 for 2020 representing an $89, or 54.60%, increase as compared to $163 for 2019.  Pinnacle’s provision for loan losses for 2020 included the impact of qualitative adjustments to Pinnacle’s allowance for loan losses required due to the COVID-19 pandemic.

Noninterest income increased $4,049, or 87.58%, in 2020 to $8,672 from $4,623 in 2019. This improvement was mainly driven by the $2,694 bargain purchase gain related to the merger with Virginia Bank recorded in the fourth quarter of 2020 and a $386 increase in fees generated from sales of mortgage loans.  Revenue from Bank Owned Life Insurance (BOLI) increased $253 in 2020.  Pinnacle also experienced a $249 increase in loan fees primarily associated with the origination of $28,208 in PPP loans.  Other increases in net income included a $148 increase in debit card interchange income, a $90 increase in income derived from the Bank’s investment in Bankers Insurance, LLC, and a $90 increase in commissions on sales of investments and insurance.

Noninterest expense increased $5,741, or 34.23%, in 2020 to $22,513 from $16,772 in 2019.  The increase is primarily attributed to $2,889 in merger expenses primarily consisting of legal, accounting, investment banking and contract termination fees.  Pinnacle also experienced a $1,167 increase in salaries and benefits and a $496,000 increase in furniture, equipment and occupancy expenses due to growth of Pinnacle during 2020.

Profitability as measured by Pinnacle’s return on average assets (“ROA”) was 0.52% in 2020, which is a 40 basis points decrease from the 0.92% produced in 2019.  Correspondingly, return on average equity (“ROE”) also decreased in 2020 to 6.36%, compared to 9.86% for the prior year.

Results of Operations, 2020

Net Interest Income.  Net interest income represents the principal source of earnings for Pinnacle.  Net interest income is the amount by which interest and fees generated from loans, securities and other interest-bearing assets exceed the interest expense associated with funding those assets.  Changes in the amounts and mix of interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  Changes in the interest rate environment and Pinnacle’s cost of funds also effect net interest income.

The net interest spread decreased to 3.15% in 2020 from 3.82% in 2019. Net interest income was $18,269 in 2020, compared to $17,676 in 2019.  In 2020, Pinnacle’s asset yields decreased greater than its deposit rates causing Pinnacle’s interest rate spread to decrease.  Pinnacle’s yield on interest‑earning assets in 2020 was 78 basis points lower than in 2019 due to higher yielding assets being replaced by lower yielding assets in the second half of 2019 and in 2020 and repricing of existing assets in the lower interest rate environment.  Pinnacle’s cost of funds rate on interest-bearing liabilities in 2020 was 11 basis points lower compared to 2019.

Pinnacle’s net interest margin also decreased to 3.34% in 2020 from 4.00% in 2019.  Pinnacle’s lower net interest margin in 2020 was due to lower yields from new loans and investments as a result of a lower interest rate environment in the second half of 2019 and in 2020.  Pinnacle attempts to conserve net interest margin by product pricing strategies, such as attracting deposits with longer maturities when rates are relatively low and attracting deposits with shorter maturities when rates are relatively high, all depending on our funding needs.  While there is no guarantee of how rates may change in 2021, Pinnacle will price products that are competitive in the market, allow for growth and strive to maintain the net interest margin as much as possible.  Pinnacle also continues to seek new sources of noninterest income to combat the effects of volatility in the interest rate environment.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and stockholders’ equity with corresponding average balances, related interest income or interest expense and resulting yield and rates for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Year ended December 31,
	2020			2019			2018
Assets	Average balance(1)	Interest income/ expense	Rate earned/ paid	Average balance(1)	Interest income/ expense	Rate earned/ paid	Average balance(1)	Interest income/ expense	Rate earned/ paid
Interest-earning assets:
Loans (2)	$432,591	$19,734	4.56%	$381,411	18,760	4.92%	$363,891	$16,908	4.65%
Investment securities:
Taxable	35,610	698	1.96%	32,596	901	2.76%	35,904	806	2.24%
Tax-exempt (3)	8,966	256	2.86%	9,890	288	2.91%	11,099	321	2.89%
Interest-earning deposits	71,624	187	0.26%	19,798	379	1.91%	19,791	334	1.69%
Federal funds sold	75	—	—	74	2	2.70%	51	1	1.96%
Total interest-earning assets	548,866	20,875	3.80%	443,769	20,330	4.58%	430,736	18,370	4.26%
Other assets:
Allowance for loan losses	(3,485)			(3,430)			(3,114)
Cash and due from banks	3,724			2,720			2,661
Other assets, net	37,471			36,606			30,804
Total assets	$586,576			$479,665			$461,087
Liabilities and Stockholders’ equity
Interest-bearing liabilities:
Savings and NOW	289,180	$968	0.33%	243,000	$1,112	0.46%	227,979	$660	0.29%
Time	99,164	1,551	1.56%	93,472	1,446	1.55%	98,977	1,182	1.19%
Other borrowings	—	—	—	—	—	—	2,465	45	1.83%
Federal funds purchased	—	—	—	210	5	2.38%	214	1	0.47%
	388,344	2,519	0.65%	336,682	2,563	0.76%	329,635	1,888	0.57%
Noninterest-bearing liabilities:
Demand deposits	142,659			95,630			89,035
Other liabilities	7,408			2,753			2,144
Total liabilities	538,411			435,065			420,814
Total stockholders’ equity	$48,165			$44,600			$40,273
	586,576			479,665			461,087
Net interest income		$18,356			$17,767			$16,482
Net interest margin (4)			3.34%			4.00%			3.83%
Net interest spread (5)			3.15%			3.82%			3.69%

(1)	Averages are daily averages.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 21% U.S. Federal tax rate for 2020 and 2019 and 34% for 2018.
(4)	The net interest margin is calculated by dividing net interest income by average total interest-earning assets.
(5)	The net interest spread is calculated by subtracting the interest rate paid on interest‑bearing liabilities from the interest rate earned on interest‑earning assets.

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

RATE/VOLUME ANALYSIS

	Year Ended December 31,			Year Ended December 31,
	2020 compared to 2019 increase (decrease)			2019 compared to 2018 increase (decrease)
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,120	(1,146)	974	$836	1,016	1,852
Investment securities:
Taxable	95	(298)	(203)	(63)	158	95
Tax-exempt (1)	(26)	(6)	(32)	(35)	2	(33)
Interest-earning deposits	(287)	95	(192)	0	45	45
Federal funds sold	—	(2)	(2)	1	—	1
Total interest earned on interest-earning assets	1,902	(1,357)	545	739	1,221	1,960
Interest paid on interest-bearing liabilities:
Savings and NOW	349	(493)	(144)	46	406	452
Time	85	20	105	(58)	322	264
Other Borrowings	—	—	—	—	(45)	(45)
Federal funds purchased	(5)	—	(5)	0	4	4
Total interest paid on interest-bearing liabilities	429	(473)	(44)	(12)	687	675
Change in net interest income	$1,473	(884)	589	$751	534	1,285

(1)	Tax-exempt income from investment securities is presented on a tax equivalent basis assuming a U.S. Federal income tax rate of 21% for 2020 and 2019

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

The provisions for loan losses for year ended December 31, 2020 and 2019 were $252 and $163, respectively.  The provision for loan losses increased $89 during 2020 when compared to 2019 due to a change in qualitative factors adjusted for the COVID-19 Pandemic and deferred loans as the economy deteriorated in 2020.  Pinnacle saw a decrease in its nonperforming loans to total loans from 0.29% on December 31, 2019 to 0.17% on December 31, 2020.  Nonperforming loans were $1,135 as of December 31, 2019 and $950 as of December 31, 2020.  Pinnacle expects credit quality in its loan portfolio to moderately decrease in 2021 due to the ongoing Pandemic and continues to work to minimize its losses from nonaccrual and past due loans.  See “Allowance for Loan Losses” for further discussion.

Noninterest Income.  Total noninterest income for 2020 increased $4,049, or 87.58%, to $8,672 from $4,623 in 2019. This improvement was mainly driven by the $2,694 bargain purchase gain related to the merger and a $386 increase in fees generated from sales of mortgage loans. Revenue from Bank Owned Life Insurance (BOLI) increased $253 in 2020.  Pinnacle also experienced a $249 increase in loan fees primarily associated with the origination of $28,208 in PPP loans.  Other increases in net income included a $148 increase in debit card interchange income, a $90 increase in income derived from the Bank’s investment in Bankers Insurance, LLC, and a $90 increase in commissions on sales of investments and insurance

Noninterest Expense.  Total noninterest expense for 2020 increased $5,741, or 34.23%, to $22,513 from $16,772 in 2019.  The increase is primarily attributed to $2,889 in merger expenses primarily consisting of legal, accounting, investment banking and contract termination fees.  Pinnacle also experienced a $1,167 increase in salaries and benefits and a $496,000 increase in furniture, equipment and occupancy expenses due to growth of Pinnacle during 2020.

Income Tax Expense. Income taxes on 2020 earnings amounted to $1,114, resulting in an effective tax rate of 26.67%, compared to $968, and an effective tax rate of 18.05% in 2019. The income tax rate increased in 2020 due mainly to capitalized merger transaction costs from the merger with Virginia Bank.

Liquidity. Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring Pinnacle’s liquidity and the sensitivity of its interest-earning assets and interest-bearing liabilities lies with the Investment Committee of First National Bank, which meets at least quarterly to review liquidity and the adequacy of funding sources.

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

Pinnacle’s ratio of liquid assets to deposits and short‑term borrowings was 34.12% as of December 31, 2020 as compared to 15.77% as of December 31, 2019. Pinnacle sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at December 31, 2020 were $479 as most funds were kept in Pinnacle’s Federal Reserve account, which is interest-bearing. Cash and due from banks of $210,814, which includes funds in Pinnacle’s Federal Reserve account, as of December 31, 2020 was $177,911 higher when compared to December 31, 2019. Pinnacle expects to deploy some of this cash into securities and loans in 2021.

The level of deposits may fluctuate significantly due to seasonal business cycles of depository customers.  Levels of deposits are also affected by convenience of branch locations and ATMs to the customer, the rates offered on interest-bearing deposits and the attractiveness of noninterest-bearing deposit offerings compared with the competition. Some main factors that have increased Pinnacle’s 2020 deposit levels include PPP loan proceeds, government stimulus checks and our customers’ “flight to safety” strategy during the ongoing pandemic.  Similarly, the level of demand for loans may vary significantly and at any given time may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and maintains the level of those activities according to the amounts of available funds.  Loan demand may be affected by the overall health of the local economy, loan rates compared with the competition and other loan features offered by Pinnacle.

As a result of Pinnacle’s management of liquid assets and its ability to generate liquidity through alternative funding sources, management believes that Pinnacle maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs. Additional sources of liquidity available to Pinnacle include its capacity to borrow funds through correspondent banks and the Federal Home Loan Bank.  The total amount available for borrowing to Pinnacle for liquidity purposes was $143,080 on December 31, 2020 and $135,622 on December 31, 2019.

Pinnacle obtains sources of funds through growth in deposits, scheduled payments and prepayments from the loan and investment portfolios and retained earnings growth, and may purchase or borrow funds from the Federal Home Loan Bank or through the Federal Reserve’s discount window.  Pinnacle also has sources of liquidity through two correspondent banking relationships.  Pinnacle uses its funds to fund loan and investment growth.  Excess funds are sold daily to other institutions.  Pinnacle also has a $5,000 holding company line of credit with a correspondent bank for bank capital purposes with no outstanding balance as of December 31, 2020 and December 31, 2019.

Pinnacle completed a private placement of $8,000 in fixed-to-floating rate subordinated notes due 2030 (the “Notes”) in the third quarter of 2020. The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines in the future, and the proceeds from the sale of the Notes were utilized to pay a portion of the cash consideration paid by Pinnacle in connection with its merger with Virginia Bank on October 30, 2020, and to provide optionality for various growth opportunities and for general corporate purposes. The Notes bear interest at 5.25% per annum, beginning September 18, 2020 to, but excluding September 30, 2025, payable quarterly in arrears. From September 30, 2025 to, but excluding, September 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 513 basis points, payable quarterly in arrears. Beginning on September 30, 2025 through maturity, the Notes may be redeemed, at Pinnacle’s option and subject to any required regulatory approval, on any scheduled interest payment date. The Notes will mature on September 30, 2030.

Pinnacle also completed a $2,000 fixed-to-floating rate promissory note due 2030 (the “Promissory Note”) in the fourth quarter of 2020. The Promissory Note bears interest at 5.25% per annum, beginning December 18, 2020 to, but excluding December 31, 2025, payable quarterly in arrears. From December 31, 2025 to, but excluding December 31, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 515 basis points, payable quarterly in arrears. The Promissory Note will mature on December 31, 2030.

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

The cumulative three-year gap as of December 31, 2020 was $143,963, representing 16.72% of total assets, which was within First National Bank’s interest rate risk parameters.

The following table illustrates Pinnacle’s interest rate sensitivity gap position at December 31, 2020.

REPRICING GAP POSITION

	Repricing period at December 31, 2020
	1 year	2-3 years	4-5 years	6-10 years	11-15 years
ASSET/(LIABILITY):
Cumulative interest rate sensitivity gap	$14,552	143,963	215,097	273,324	277,539

As of December 31, 2020, Pinnacle was asset-sensitive in all periods up to 15 years.  The foregoing table does not necessarily indicate the impact of general interest rate movements on Pinnacle’s net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may reprice at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. In addition to managing its asset/liability position, Pinnacle has taken steps to mitigate the impact of changing interest rates by generating noninterest income through service charges, and offering products that are not interest rate‑sensitive.

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

Investment securities as of December 31, 2020 totaled $46,741, an increase of $1,783, or 3.97%, from $44,958 as of December 31, 2019. Held-to-maturity investment securities decreased to $500 as of December 31, 2020 from $1,764 as of December 31, 2019, a decrease of $1,264, or 71.66%.  Available-for-sale investments increased to $46,241 as of December 31, 2020 from $43,194 as of December 31, 2019, an increase of $3,047, or 7.05%.

The following table presents the composition of Pinnacle’s investment portfolios as of the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
Available-for-Sale	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,701	1,796	$5,986	6,001	$8,351	8,227
Obligations of states and political subdivisions	11,584	12,364	8,897	9,267	11,915	11,759
Mortgage-backed securities – government	31,485	32,081	27,984	27,926	28,611	28,063
Total available-for-sale	$44,770	46,241	$42,867	43,194	$48,877	48,049

	December 31, 2020		December 31, 2019		December 31, 2018
Held-to-Maturity	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$500	501	$1,764	1,780	$1,777	1,803
Total held-to-maturity	$500	501	$1,764	1,780	$1,777	1,803

The following table presents the maturity distribution based on fair values and amortized costs of the investment portfolios as of the dates indicated.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	December 31, 2020			December 31, 2019
Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury securities and obligations of U.S.
Government corporations:
Within one year	$-	—	—	$1,997	2,001	2.13%
After one but within five years	501	525	2.73%	2,000	1,991	1.56%
After five years through ten years	1,201	1,272	2.85%	1,989	2,009	2.82%
Obligations of states and political subdivisions (1):
After one but within five years	1,077	1,158	3.43%	1,128	1,180	3.51%
After five years through ten years	7,645	8,324	2.77%	6,464	6,775	2.87%
After ten years	2,861	2,881	1.96%	1,305	1,312	2.26%
Mortgage-backed securities – government	31,485	32,081	1.88%	27,984	27,926	2.74%
Total available-for-sale	$44,770	46,241		$42,867	43,194
Held-to-Maturity
Obligations of states and political subdivisions (1):
Within one year	$500	501	4.43%	$1,264	1,273	3.36%
After one but within five years	—	—	—	500	507	4.37%
	$500	501		$1,764	1,780

(1)	Obligations of states and political subdivisions include yields of tax–exempt securities presented on a tax-equivalent basis assuming a U.S. federal income tax rate of 21%.

Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a U.S. Federal income tax rate of 21% for 2020 and 2019.

Loan Portfolio

Typically, Pinnacle maintains a ratio of loans to deposits of between 70% and 90%. The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate), and loans to individuals for household, family and other consumer expenditures. However, Pinnacle adjusts its mix of lending and the terms of its loan programs according to market conditions and other factors. Pinnacle’s loans are typically made to businesses and individuals located within Pinnacle’s market area, most of whom have account relationships with First National Bank. There is no concentration of loans exceeding 10% of total loans that is not disclosed in the categories presented below. Pinnacle has not made any loans to any foreign entities including governments, banks, businesses or individuals. Commercial and construction loans in Pinnacle’s portfolio are primarily variable rate loans and have little interest rate risk.

Pinnacle’s net loans were $560,079 as of December 31, 2020, an increase of $170,230, or 43.67%, from $389,849 as of December 31, 2019. Loans increased primarily due to the addition of approximately $154,000 in loans acquired in the merger, which included $13,503 in Paycheck Protection Plan (“PPP”) loans.  Additionally, First National Bank originated $28,208 in PPP loans in 2020.  These increases in loans were partially offset by a few large payoffs of commercial loans and a lower volume of consumer and residential loan originations made in 2020.  Pinnacle’s ratio of net loans to total deposits was 71.68% as of December 31, 2020 compared to 86.58% as of December 31, 2019.

Pinnacle had no option adjustable rate mortgages, subprime loans or loans with teaser rates and similar products as of December 31, 2020.  Junior lien mortgages totaled $36,144 as of December 31, 2020 with a specific allowance for loan loss calculation of $184.  Pinnacle had interest only loans totaling $85,299 as of December 31, 2020.  Residential mortgage loans with a loan to collateral value ratio exceeding 100% were $2,186 as of December 31, 2020.

The following table presents the composition of Pinnacle’s loan portfolio as of the dates indicated.

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Real estate loans:
Residential-mortgage	$180,772	116,139	$122,760	121,255	113,883
Residential-construction	8,100	6,250	7,156	5,861	6,904
Commercial	150,612	110,277	97,027	87,522	91,074
Loans to individuals for household, family and other consumer expenditures	119,598	99,318	91,259	82,487	69,921
Commercial and industrial loans	105,234	61,536	57,864	60,875	59,700
Total loans, gross	564,316	393,520	376,066	358,000	341,482
Less unearned income and fees	(759)	(199)	(212)	(208)	(161)
Loans, net of unearned income and fees	563,557	393,321	375,854	357,792	341,321
Less allowance for loan losses	(3,478)	(3,472)	(3,372)	(2,963)	(2,898)
Loans, net	$560,079	389,849	372,482	354,829	338,423

Commercial and Industrial Loans. Commercial and industrial loans accounted for 18.65% of Pinnacle’s gross loan portfolio as of December 31, 2020 compared to 15.64% as of December 31, 2019.  Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. Commercial loans are primarily made at rates that adjust with changes in the prevailing prime interest rate, are generally made for a maximum term of five years (unless they are term loans), and generally require interest payments to be made monthly. The creditworthiness of these borrowers is reviewed, analyzed and evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateralization such as all of the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Real Estate Loans. Real estate loans accounted for 60.16% of Pinnacle’s gross loan portfolio as of December 31, 2020 compared to 59.12% as of December 31, 2019.

As of December 31, 2020, 55.64% of the real estate loans were secured by 1-4 family residential properties.  Of these 1-4 family residential property loans, 4.29% were construction loans, 17.45% were home equity lines of credit, 76.58% were closed end loans secured by a first deed of trust and 1.68% were closed end loans secured by a second deed of trust.

As of December 31, 2020, 44.36% of the real estate loans were secured by commercial real estate.  Of the total commercial real estate loans as of December 31, 2020, 8.21% were acquisition and development loans,  52.27% were secured by owner occupied commercial real estate and 39.52% were secured by non-owner occupied commercial real estate, typically 1st and 2nd deeds of trust.

Real estate lending involves risk elements when, among other things, there is lack of timely payment and/or a decline in the value of the collateral.  Both commercial and residential real estate values in Pinnacle’s market improved slightly in 2020.   Pinnacle continuously monitors the local real estate market for signs of weakness that could decrease collateral values.

Installment Loans. Installment loans are represented by loans to individuals for household, family and other consumer expenditures with typical collateral such as automobile titles. Installment loans accounted for 21.19% of Pinnacle’s loan portfolio as of December 31, 2020 compared to 25.24% as of December 31, 2019.

Loan Maturity and Interest Rate Sensitivity. The following table presents loan portfolio information related to maturity distribution of commercial and industrial loans and real estate construction loans based on scheduled repayments at December 31, 2020.

LOAN MATURITY

	Due within one year	Due one to five years	Due after five years	Total
Commercial and industrial loans	$38,137	$50,171	$16,926	$105,234
Real estate – construction	8,100	—	—	8,100

The following table presents the interest rate sensitivity of commercial and industrial loans and real estate construction loans maturing after one year or longer as of December 31, 2020.

INTEREST RATE SENSITIVITY

Fixed interest rates	$65,794
Variable interest rates	1,303
Total maturing after one year	$67,097

Loan Modifications and Troubled Debt Restructurings.  Pinnacle had eight restructured loans totaling $1,714 at December 31, 2020 and two restructured loans totaling $191 at December 31, 2019.

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

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2020.

Deferred Loans. The following table presents the composition of Pinnacle’s deferred loan portfolio as of the date indicated (dollars in thousands).

December 31, 2020
Real estate loans:
Residential-mortgage	$-
Residential-construction	—
Commercial	—
Loans to individuals for household, family and other consumer expenditures	38
Commercial and industrial loans	—
Total loans, gross	$38

At the onset of the COVID-19 pandemic, the OCC issued guidance that stated that deferrals granted as the result of the pandemic, up to 180 days, would not have to be categorized as troubled debt restructures. Pinnacle took a more conservative approach and initially worked with borrowers on a 90 day deferral basis. Internally, Pinnacle agreed that it may consider an additional 90 days based on the depth and duration of the pandemic and the overall apparent impact to the borrower. All of the deferred loans are still accruing and are rated according to their last full underwriting. Any deferral beyond the initial 90 days is subject to additional analysis. As of December 31, 2020, discussions with Pinnacle’s borrowers do not indicate any issues that would warrant any further downgrades of the deferred credits. Deferred credits represent less than 1% of Pinnacle’s total loan portfolio as of December 31, 2020. Within Pinnacle’s allowance for loan losses, $0 has been allocated to the deferred loan portfolio.

Nonperforming Assets. Loans on nonaccrual status amounted to $891 as of December 31, 2020 and $1,135 on December 31, 2019.  Interest income that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans was not significant for 2020 or 2019. There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2020 and December 31, 2019.  Two foreclosed properties were on hand totaling $519 as of December 31, 2020 compared to five properties totaling $666 as of December 31, 2019.

Pinnacle expects nonperforming assets to increase slightly in 2021 as the local economy is affected by the COVID-19 pandemic.  Pinnacle will continue to monitor the economy and take steps necessary to mitigate losses in its loan portfolio, such as increased early monitoring of its portfolio to identify “problem” credits and continued counseling of customers to discuss options available to them.  The following table presents information with respect to Pinnacle’s nonperforming assets and nonaccruing loans 90 days or more past due by type as of the dates indicated.

NONPERFORMING ASSETS

	December 31, 2020	December 31, 2019	December 31, 2018
Nonaccrual loans	$891	1,135	839
Loans 90 days or more past due	59	—	80
Foreclosed properties	519	666	627
Total nonperforming assets	$1,469	1,801	1,546

Nonperforming assets totaled $1,469, or 0.17%, of total assets as of December 31, 2020 and $1,801, or 0.36%, of total assets as of December 31, 2019.  The following table presents the balance of accruing loans 90 days or more past due by type as of the dates indicated.

ACCRUING LOANS 90 DAYS OR MORE

PAST DUE BY TYPE

	December 31, 2020	December 31, 2019	December 31, 2018
Loans 90 days or more past due by type:
Real estate loans	$1	—	—
Loans to individuals	36	—	80
Commercial loans	22	—	—
Total accruing loans 90 days or more past due	$59	—	80

Allowance for Loan Losses. Pinnacle maintains an allowance for loan losses which it considers adequate to cover the risk of losses in the loan portfolio.  The allowance is based on management’s ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions.  The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance

Pinnacle’s management believes that as of December 31, 2020, the allowance was adequate. As of December 31, 2020, the allowance for loan losses totaled $3,478, or 0.62%, of total loans, net of unearned income and fees, compared to $3,472, or 0.88%, of total loans, net of unearned income and fees, as of December 31, 2019. The net credit mark on loans acquired from the merger with Virginia Bank as of December 31, 2020 was $2,952.  The allowance for loan loss plus the net credit mark was $6,430 or 1.14%, of Pinnacle’s total loans as of December 31, 2020.  The provision for loan losses for 2020 and 2019 was $252 and $163, respectively.  Net charge-offs for Pinnacle were $237 for 2020 as compared to net charge-offs of $57 in 2019. The ratio of net loan charge-offs during the period to average loans outstanding for the period was less than 0.01% for 2020.

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

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of period	$3,472	$3,372	$2,963	$2,898	$2,889
Loan charge-offs:
Real estate loans – residential	(49)	(68)	—	(106)	(4)
Real estate loans – commercial	—	—	—	(8)	(16)
Commercial and industrial loans	(2)	(3)	(112)	(57)	(1)
Loans to individuals for household, family and other consumer expenditures	(486)	(538)	(342)	(399)	(384)
Total loan charge-offs	(537)	(609)	(454)	(570)	(405)
Loan recoveries:
Real estate loans – residential	11	170	13	101	23
Real estate loans – commercial	—	1	2	6	3
Commercial and industrial loans	1	78	—	13	1
Loans to individuals for household, family and other consumer expenditures	288	303	248	261	298
Total recoveries	300	552	263	381	325
Net loan charge-offs	(237)	(57)	(191)	(189)	(80)
Provisions for loan losses	243	157	600	254	89
Balance at end of period	$3,478	$3,472	$3,372	$2,963	$2,898

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Real estate loans:
Residential	$1,094	33.47%	$1,008	31.10%	$985	34.55%	$957	35.51%	$1,053	35.37%
Commercial	335	26.69%	1,087	28.02%	1,035	25.80%	751	24.45%	778	26.67%
Loans to individuals for households, family and other consumer expenditures	973	21.19%	937	25.24%	834	24.27%	750	23.04%	652	20.48%
Commercial and industrial loans	1,076	18.65%	440	15.64%	518	15.38%	505	17.00%	415	17.48%
Unallocated	—	—	—	—	—	—	—	—	—	—
Totals	$3,478	100%	$3,472	100%	$3,372	100%	$2,963	100%	$2,898	100%

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

Bank Premises and Equipment

Bank premises and equipment increased 45.82% in 2020 due mainly to assets acquired from Virginia Bank and the purchase of a new branch location that is due to open in 2021.  Pinnacle was leasing the Downtown Lynchburg, Amherst and Charlottesville facilities and leasing land for the Riverside Branch as of December 31, 2020.

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

Average deposits were $531,003 for 2020, an increase of $98,901 or 22.89% from $432,102 of average deposits for 2019. As of December 31, 2020, total deposits were $781,336 representing an increase of $331,053, or 73.52%, from $450,283 in total deposits as of December 31, 2019.  Approximately $212,000 of the deposit growth in 2020 resulted from new accounts acquired through the merger with Virginia Bank.

For 2020, average demand deposits were $142,659, or 26.87%, of average deposits. Average interest-bearing deposits were $388,354 for 2020, compared to the $336,472 in average interest-bearing deposits for 2019.

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

The following table presents Pinnacle’s average deposits and the average rate paid for each category of deposits for the periods indicated.

AVERAGE DEPOSIT INFORMATION

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average amount of deposits(1)	Average rate paid	Average amount of deposits(1)	Average rate paid	Average amount of deposits(1)	Average rate paid
Demand deposits	$142,659	N/A	$95,630	N/A	$89,035	N/A
Savings and NOW deposits	289,180	0.33%	243,000	0.46%	227,979	0.29%
Time deposits:
Under $100	62,212	0.99%	59,800	1.61%	66,011	1.13%
$100 and over	36,952	1.11%	33,672	1.43%	32,966	1.39%
Total average time deposits	99,164		93,472		98,977
Total average deposits	$531,003		$432,102		$415,991

The following table presents the maturity schedule of time certificates of deposit of $100 and over and other time deposits of $100 and over as of December 31, 2020 and December 31, 2019.

TIME DEPOSITS OF $100 AND OVER

December 31, 2020

	Certificates of deposit	Other time deposits	Total
Three months or less	$4,884	815	5,700
Over three through six months	3,338	777	4,114
Over six through 12 months	7,786	2,393	10,179
Over 12 months	10,352	14,607	24,959
Total time deposits of $100 and over	$26,360	18,592	44,952

TIME DEPOSITS OF $100 AND OVER

December 31, 2019

	Certificates of deposit	Other time deposits	Total
Three months or less	$1,871	276	2,147
Over three through six months	3,062	—	3,062
Over six through 12 months	6,581	1,650	8,231
Over 12 months	8,448	11,796	20,244
Total time deposits of $100 and over	$19,962	13,722	33,684

Financial Ratios

The following table presents certain financial ratios for the periods indicated.

RETURN ON EQUITY AND ASSETS

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Return on average assets	0.52%	0.92%	0.90%
Return on average equity	6.36%	9.86%	10.33%
Dividend payout ratio	31.06%	19.22%	16.44%
Average equity to average assets	8.21%	9.30%	8.73%

Capital Resources

Total stockholders’ equity as of December 31, 2020 was $58,330, including $43,509 in retained earnings. As of December 31, 2019, stockholders’ equity totaled $45,445, including $42,404 in retained earnings.  The increase in stockholders’ equity resulted mainly from a $11,447 increase in common stock and surplus due to the merger with Virginia Bank and a $2,105 increase in retained earnings partially offset by an $847 decrease in accumulated other comprehensive income.  Dividends paid to shareholders were $0.56 per share paid in 2020 as compared to the $0.545 per share paid in 2019.

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

Pinnacle exceeds all regulatory capital requirements that would apply under Basel III at December 31, 2020 if Pinnacle was not subject to the Federal Reserve’s small bank holding company policy statement. Pinnacle’s CET1 and Tier 1 Risk-based Capital Ratio was 10.63% and 11.48% as of December 31, 2020 and December 31, 2019, respectively. The Total Risk-based Capital Ratio was 11.27% and 12.36% as of December 31, 2020 and December 31, 2019, respectively. Pinnacle’s Tier 1 Leverage Ratio was 8.01% and 9.67% as of December 31, 2020 and December 31, 2019, respectively. For comparison, Pinnacle’s CET1 and Tier 1 Risk-based Capital Ratio was 11.14% at December 31, 2018. The Total Risk-based Capital Ratio was 12.04% and Pinnacle’s Tier 1 Leverage Ratio was 9.15% as of December 31, 2018. See Note 9 “Dividend Restrictions and Capital Requirements” to Pinnacle’s condensed consolidated financial statements, and Note 12 “Dividend Restrictions and Capital Requirements” to Pinnacle’s audited consolidated financial statements, for additional information regarding the Federal Reserve’s small bank holding company policy statement and the regulatory capital of the Bank..

Pinnacle’s financial position as of December 31, 2020 reflects liquidity and capital levels management believes to be currently adequate to support anticipated funding needs and budgeted growth of Pinnacle. Capital ratios are in excess of required regulatory minimums for a “well-capitalized” institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of Pinnacle’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Off-Balance Sheet Arrangements

Pinnacle did not use any interest rate ceiling, floor or interest rate swap financial derivatives during 2020. However, Pinnacle, as a normal business practice in 2020, has mortgage rate lock commitments that are subsequently funded by Pinnacle.  Pinnacle then sells the mortgage loan to a secondary market bank that had underwritten the mortgage loan before Pinnacle funded the loan.  The secondary market bank pays a fee that was agreed upon on the lock commitment date to Pinnacle and buys the loan within fifteen days of the initial funding by Pinnacle.   As of December 31, 2020 and December 31, 2019, Pinnacle had $3,910 and $2,590, respectively,  in lock commitments that had not yet been funded with agreed upon fees of $103  and $51, respectively, to be paid to Pinnacle after the loan was purchased by the secondary market bank.  Also, Pinnacle has off-balance sheet arrangements that may have a material effect on the results of operations in the future.

Also, Pinnacle has off-balance sheet arrangements that may have a material effect on the results of operations in the future.  Pinnacle, in the normal course of business, may at times be a party to financial instruments such as standby letters of credit. Standby letters of credit as of December 31, 2020 equaled $7,960 compared with $5,074 as of December 31, 2019.  Other commitments include commitments to lend money.  Not all of these commitments will be acted upon; therefore, the cash requirements will likely be significantly less than the commitments themselves.  As of December 31, 2020, Pinnacle had unused loan commitments of $109,414 including $36,281 in unused commitments with an original maturity exceeding one year compared with $79,001 including $36,140 in unused commitments with an original maturity exceeding one year as of December 31, 2019. As of December 31, 2019, Pinnacle had unused loan commitments of $79,001 including $36,140 in unused commitments with an original maturity exceeding one year compared with $72,899 including $28,003 in unused commitments with an original maturity exceeding one year as of December 31, 2018. See Note 9 to Pinnacle’s audited consolidated financial statements as of and for the year ended December 31, 2019, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

The reporting policies of Pinnacle are in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Pinnacle’s single most critical accounting policy relates to Pinnacle’s allowance for loan losses, which reflects the estimated losses resulting from the inability of Pinnacle’s borrowers to make required loan payments. If the financial condition of Pinnacle’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Pinnacle’s estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Allowance for Loan Losses” and “Loans and Allowance for Loan Losses” in Note 1 to Pinnacle’s audited consolidated financial statements as of and for the year ended December 31, 2020, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Impact of Recently Issued Accounting Standards

For a discussion of recently adopted accounting pronouncements and recently issued pronouncements which are not yet effective and the impact, if any, on our financial statements, see Note 1(h), “Current Accounting Developments” of the notes to Pinnacle’s audited consolidated financial statements as of and for the year ended December 31, 2020, which are included in Part II,

Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such statements may also include statements about future financial and operating results, Pinnacle’s plans, objectives, expectations and intentions related to and following the Merger, the ability to successfully integrate the combined businesses, the amount of cost savings, overall operational efficiencies and enhanced revenues as well as other statements regarding the Merger. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.

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

These factors, and the risks and uncertainties discussed in more detail in Part I, Item 1A of this Annual Report on Form 10-K should be considered in evaluating the forward-looking statements contained herein.  All of the forward-looking statements made in this report are expressly qualified by the cautionary statements contained or referred to herein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Pinnacle. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this report. Forward-looking statements speak only as of the date they are made and Pinnacle undertakes any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pinnacle Bankshares Corporation and Subsidiary

Altavista, Virginia

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Bankshares Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Raleigh, North Carolina

March 30, 2021

We have served as Pinnacle’s auditors since 2005.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and December 31, 2019

(In thousands of dollars, except share data)

	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$210,814	$32,903
Certificates of deposits	250	250
Securities:
Available-for-sale, at fair value	46,241	43,194
Held-to-maturity, at amortized cost	500	1,764
Federal Reserve Bank stock, at cost	532	154
Federal Home Loan Bank stock, at cost	450	423
Loans, net	560,079	389,849
Bank premises and equipment, net	22,669	15,546
Accrued interest receivable	1,634	1,277
Bank owned life insurance	10,341	10,335
Goodwill	539	539
Core deposit intangible	1,573	—
Other real estate owned	519	666
Other assets	4,373	3,630
Total assets	$860,514	$500,530
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$250,027	$110,419
Savings and NOW accounts	411,248	244,941
Time	120,061	94,923
Total deposits	781,336	450,283
Subordinated notes payable	8,000	—
Other long-term borrowings	2,000	—
Accrued interest payable	238	205
Other liabilities	10,610	4,597
Total liabilities	802,184	455,085
Commitments, contingencies and other matters
Stockholders' equity:
Common stock, $3 par value. Authorized 3,000,000 shares, issued and outstanding 2,158,379 shares in 2020 and 1,551,339 shares in 2019	6,364	4,564
Capital surplus	11,288	1,461
Retained earnings	44,509	42,404
Accumulated other comprehensive loss, net	(3,831)	(2,984)
Total stockholders' equity	58,330	45,445
Total liabilities and stockholders' equity	$860,514	$500,530

See accompanying notes to consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020 and 2019

(In thousands of dollars, except per share data)

	2020	2019
Interest income:
Interest and fees on loans	$19,701	$18,730
Interest on securities:
U.S. Government agencies	640	832
States and political subdivisions (taxable)	58	69
States and political subdivisions (tax-exempt)	202	227
Other	187	379
Interest on federal funds sold	—	2
Total interest income	20,788	20,239
Interest expense:
Interest on deposits:
Savings and NOW accounts	968	1,112
Time	1,551	1,446
Interest on federal funds purchased	—	5
Total interest expense	2,519	2,563
Net interest income	18,269	17,676
Provision for loan losses and unfunded commitments	252	163
Net interest income after provision for loan losses	18,017	17,513
Noninterest income:
Service charges on deposit accounts	2,030	1,941
Commissions and fees	654	535
Mortgage loan fees	1,111	725
Service charges on loan accounts	676	426
Bargain purchase gain from merger with Virginia Bank	2,694	—
Other operating income	1,507	996
Total noninterest income	8,672	4,623
Noninterest expense:
Salaries and employee benefits	10,448	9,281
Occupancy expense	1,178	982
Furniture and equipment expense	1,379	1,079
Office supplies and printing	229	205
Federal deposit insurance premiums	271	131
Capital stock tax	333	239
Advertising expense	193	198
Expenses from merger with Virginia Bank	2,889	—
Other operating expenses	5,593	4,657
Total noninterest expense	22,513	16,772
Income before income tax expense	4,176	5,364
Income tax expense	1,114	968
Net income	$3,062	$4,396
Basic net income per share	$1.85	$2.84
Diluted net income per share	$1.84	$2.82

See accompanying notes to consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020 and 2019

(In thousands of dollars)

	2020	2019
Net income	$3,062	$4,396
Other comprehensive income, net of related income taxes:
Unrealized gains on available-for-sale securities
Before tax	1,144	1,155
Income tax expense	(240)	(241)
Changes in plan assets and benefit obligation of defined benefit pension plan
Before tax	(2,218)	(1,615)
Income tax benefit	467	339
Total other comprehensive loss	(847)	(362)
Comprehensive income	$2,215	$4,034

See accompanying notes to consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2020 and December 31, 2019

(In thousands of dollars, except share and per share data)

					Accumulated Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Total
Balances, December 31, 2018	1,540,054	$4,547	$1,333	$38,853	$(2,622)	$42,111
Net income				4,396		4,396
Other comprehensive loss					(362)	(362)
Issuance of restricted stock and related expense	8,594	17	128			145
Stock options exercised	2,691
Cash dividends declared by
Bankshares ($0.545 per share)				(845)		(845)
Balances, December 31, 2019	1,551,339	$4,564	$1,461	$42,404	$(2,984)	$45,445
Net income				3,062		3,062
Other comprehensive loss					(847)	(847)
Stock issued for merger	594,457	1,783	9,664			11,447
Issuance of restricted stock and related expense	8,607	17	163			180
Stock options exercised	3,976
Cash dividends declared by
Bankshares ($0.56 per share)				(957)		(957)
Balances, December 31, 2020	2,158,379	$6,364	$11,288	$44,509	$(3,831)	$58,330

See accompanying notes to consolidated financial statements.

PINNACLE BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

(In thousands of dollars)

	2020	2019
Cash flows from operating activities:
Net income	$3,062	$4,396
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of bank premises and equipment	857	730
Amortization of intangible assets	27
Amortization (accretion) of unearned fees, net	(562)	12
Net amortization of premiums and discounts on securities	307	332
Provision for loan losses	252	163
Provision for deferred income taxes	1,175	(79)
Stock based compensation expense	180	145
Increase in cash value of bank owned life insurance	(225)	(234)
Valuation loss on OREO	11	7
Bargain purchase gain from merger	(2,694)	—
Accretion of purchased credit-impaired loans	(212)	—
Net decrease (increase) in:
Accrued interest receivable	(357)	56
Other assets	(265)	(16)
Net increase (decrease) in:
Accrued interest payable	(58)	37
Other liabilities	550	(72)
Net cash flows from operating activities	2,048	5,477
Cash flows from investing activities:
Purchases of available-for-sale securities	(11,407)	(4,968)
Sales of available-for-sale securities	36,294	1,887
Proceeds from maturities and calls of held-to-maturity securities	1,260	—
Proceeds from maturities and calls of available-for-sale securities	2,050	2,965
Proceeds from paydowns and maturities of available-for-sale mortgage-backed securities	7,151	5,807
Proceeds from the sale of OREO	673	280
Purchase of Federal Reserve Stock	(378)	(5)
Purchase of Federal Home Loan Bank Stock	(27)	(24)
Proceeds from bank owned life insurance	219	—
Net increase in loans made to customers	(13,301)	(17,868)
Purchases of bank premises and equipment	(2,264)	(825)
Disposals of bank premises and equipment	—	300
Acquisition of business, net of cash acquired	27,867	—
Net cash used in investing activities	48,137	(12,451)
Cash flows from financing activities:
Net increase in demand, savings and NOW deposits	93,546	26,187
Net increase (decrease) in time deposits	25,137	(1,182)
Proceeds of subordinated notes	8,000	—
Proceeds of long-term borrowings	2,000	—
Cash dividends paid	(957)	(845)
Net cash provided by financing activities	127,726	24,160
Net increase in cash and cash equivalents	177,911	17,186
Cash and cash equivalents, beginning of year	32,903	15,717
Cash and cash equivalents, end of year	$210,814	$32,903
Supplemental disclosure of cash flows information
Cash paid during the year for:
Income taxes	$400	$1,480
Interest	2,486	2,526
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to foreclosed assets	$537	$326
Unrealized gains on available-for-sale securities	1,144	1,155
Defined benefit plan adjustment per ASC topic Compensation-Retirement Benefits	(2,218)	(1,615)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except ratios, share and per share data)

(1)	Summary of Significant Accounting Policies and Practices

The accounting and reporting policies of the Pinnacle Bankshares Corporation and its wholly-owned subsidiary (“Pinnacle” or the “Company”) conform to generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry.  As of December 31, 2020, the most recent notification from Office of the Comptroller of the Currency categorized Pinnacle and First National Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Pinnacle and the First National Bank’s category.

Pinnacle entered into an agreement with Virginia Bank Bankshares, Inc. (or “Virginia Bank”), effective January 21, 2020 and as amended on June 9, 2020 (as amended, the “Merger Agreement”), pursuant to which Virginia Bank merged with and into Pinnacle (the “Merger”) on October 30, 2020 with Pinnacle surviving the Merger. Under the Merger Agreement, Virginia Bank shareholders had the opportunity to elect to receive either 0.5400 shares of Pinnacle common stock (the “Stock Consideration”) or $16.00 of cash (the “Cash Consideration”) for each share of Virginia Bank common stock held, subject to the limitation that 60% of the shares be exchanged for the Stock Consideration and 40% of the shares be exchanged for the Cash Consideration. See Note 2 for more information about the Merger.

Operating, Accounting and Reporting Considerations related to COVID-19 - The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies have impacted and may continue to impact many of Pinnacle’s customers. While the full effects of the pandemic remain unknown, Pinnacle is committed to supporting its customers, employees and communities during this difficult time. Pinnacle has provided hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encouraged customers to reach out for assistance to support their individual circumstances.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, which Pinnacle has applied, loan modifications deemed to be COVID-19-related are not considered a troubled debt restructuring (“TDR”) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. In December 2020, this CARES Act provision was extended to loans modified between March1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency and January 1, 2022. The banking regulators issued similar guidance, which also clarified that a COVID-19- related modification would not meet the requirements under accounting principles generally accepted in the United States of America to be a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Pinnacle generally offered impacted borrowers loan payment deferrals of 90 days in duration. Pinnacle offered subsequent 90 day deferrals if requested by the borrower. Any deferred amounts were generally added by Pinnacle to the payoff balance of the loan at maturity. Most of the deferral requests occurred during the second quarter of 2020, and in the second half of 2020, most of those borrowers resumed payments. As of December 31, 2020, Pinnacle had remaining payment deferrals of $38.

The following is a summary of the more significant accounting policies and practices:

(a)	Consolidation

The consolidated financial statements include the accounts of Pinnacle and First National Bank. All material intercompany balances and transactions have been eliminated.

(b)	Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the years ended December 31, 2020 and 2019.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, payments/obligations under benefit and pensions plans, other real estate owned and fair value of investments.

The outbreak of the novel coronavirus and the resulting COVID-19 Pandemic has caused a significant disruption in economic activity worldwide, and Pinnacle expects that it may have a significant impact on businesses and consumers in its market areas and on its results of operations. It is unknown how long these conditions will last and what the ultimate financial impact will be to Pinnacle.

(c)	Business Combinations

Pinnacle accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value.

(d)	Securities

Pinnacle classifies its securities in three categories: (1) debt securities that Pinnacle has the positive intent and ability to hold to maturity are classified as “held‑to‑maturity securities” and reported at amortized cost; (2) debt securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and (3) debt securities not classified as either held‑to‑maturity securities or trading securities are classified as “available‑for‑sale securities” and reported at fair value, with unrealized gains and losses excluded from net income and reported in accumulated other comprehensive income, a separate component of stockholders’ equity, net of deferred taxes.  Fair value is determined from quoted prices obtained and reviewed by management.  Held‑to‑maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts on a basis, which approximates the level yield method. As of December 31, 2020 and 2019, Pinnacle does not maintain trading securities. Gains or losses on disposition are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method on a trade date basis.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Pinnacle assesses OTTI based upon whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if Pinnacle intends to sell the security or it is likely that Pinnacle will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If Pinnacle does not intend to sell the security and it is not likely that Pinnacle will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above.

(e)	Restricted Equity Investments

As a member of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), Pinnacle is required to maintain certain minimum investments in the common stock of the FRB and FHLB, which are carried at cost. Required levels of investment are based upon Pinnacle’s capital and a percentage of qualifying assets.

In addition, Pinnacle is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans, and Pinnacle’s capital stock investment in the FHLB.

Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

(f)	Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and fees on loans, an allowance for loan losses, and net charge-offs.  Interest income is recognized over the terms of the loans using methods that approximate the level yield method. The allowance for loan losses is a cumulative valuation allowance consisting of an annual provision for loan losses, plus any amounts recovered on loans previously charged off, minus loans charged off. The provision for loan losses charged to operations is the amount necessary in management’s judgment to maintain the allowance for loan losses at a level it believes adequate to absorb probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, delinquencies, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Management uses historical loss data by loan type as well as current economic factors in its calculation of allowance for loan loss.

Management also uses qualitative factors such as changes in lending policies and procedures, changes in national and local economies, changes in the nature and volume of the loan portfolio, changes in experience of lenders and the loan department, changes in volume and severity of past due and classified loans, changes in quality of Pinnacle’s loan review system, the existence and effect of concentrations of credit and external factors such as competition and regulation in its allowance for loan loss calculation.  Each qualitative factor is evaluated and applied to each type of loan in Pinnacle’s portfolio and a percentage of each loan is reserved as allowance.  A percentage of each loan type is also reserved according to the loan type’s historical loss data. Larger percentages of allowance are taken as the risk for a loan is determined to be greater.  Loans are charged against the allowance for loan losses when management believes the principal is uncollectible.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or Pinnacle’s recent loss experience.  It is reasonably possible that management’s estimate of loan losses and the related allowance may change materially in the near term.  However, the amount of change that is reasonably possible cannot be estimated.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pinnacle’s allowance for loan losses. Such agencies may require Pinnacle to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

Loans are charged against the allowance when, in management’s opinion, they are deemed doubtful, although Pinnacle usually continues to aggressively pursue collection. Pinnacle considers a number of factors to determine the need for and timing of charge-offs including the following: whenever any commercial loan becomes past due for 120 days for any scheduled principal or interest payment and collection is considered unlikely; whenever foreclosure on real estate collateral or liquidation of other collateral does not result in full payment of the obligation and the deficiency or some portion thereof is deemed uncollectible, the uncollectible portion shall be charged-off; whenever any installment loan becomes past due for 120 days and collection is considered unlikely; whenever any repossessed vehicle remains unsold for 60 days after repossession; whenever a bankruptcy notice is received on any installment loan and review of the facts results in an assessment that all or most of the balance will not be collected, the loan will be placed in non-accrual status; whenever a bankruptcy notice is received on a small, unsecured, revolving installment account; and whenever any other small, unsecured, revolving installment account becomes past due for 180 days.

Loans are generally placed in non-accrual status when the collection of principal and interest is 90 days or more past due, unless the obligation relates to a consumer or residential real estate loan or is both well‑secured and in the process of collection.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which usually requires a minimum of six months of sustained repayment performance.

Impaired loans are required to be presented in the financial statements at net realizable value of the expected future cash flows or at the fair value of the loan’s collateral. Homogeneous loans such as real estate mortgage loans, individual consumer loans and home equity loans are evaluated collectively for impairment. Management, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that Pinnacle will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans receivable are applied first to reduce interest on such loans to the extent of interest contractually due and any remaining amounts are applied to principal.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral less cost to sell.  For troubled debt restructurings that subsequently default, Pinnacle determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

(g)	Loans Acquired

Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Pinnacle be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans, if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for loan losses. Increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a positive impact on interest income subsequently recognized.  The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

For purchased loans that are not deemed impaired at acquisition, discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, Pinnacle records a provision for loan losses only when the required allowance exceeds any remaining discounts. The difference between the initial fair value at acquisition and the undiscounted expected cash flows is recorded in interest income over the life of the loans using a method that approximates the effective interest rate.

(h)	Loan Origination and Commitment Fees and Certain Related Direct Costs

Loan origination and commitment fees and certain direct loan origination costs charged by Pinnacle are deferred and the net amount amortized as an adjustment of the related loan’s yield. Pinnacle amortizes these net amounts over the contractual life of the related loans or, in the case of demand loans, over the estimated life. Fees related to standby letters of credit are recognized over the commitment period.

(i)	Bank Premises and Equipment

Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed by the straight‑line and declining‑balance methods over the estimated useful lives of the assets. Depreciable lives include 15 years for land improvements, 39 years for buildings, and 3 to 7 years for equipment, furniture and fixtures. The cost of assets retired and sold and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are included in determining net income. Expenditures for maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

(j)	Bank Owned Life Insurance

Pinnacle has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(k)	Goodwill and Other Intangible Assets

Business combinations are accounted for using the acquisition method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for Pinnacle has generally been ten years. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized is subject to fair value impairment tests on at least an annual basis.

Pinnacle performs a goodwill impairment analysis on an annual basis as of December 31st. Additionally, Pinnacle performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.  During 2020 and 2019, Pinnacle reviewed its goodwill for impairment and determined that goodwill is not impaired.  Management will continue to monitor the relationship of Pinnacle’s market capitalization to both its book value and tangible book value, which management attributes to factors that are both Company-specific and that affect the financial services industry-wide, and to evaluate the carrying value of goodwill.

(l)	Bank-owned life insurance

Pinnacle has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded within noninterest income within Other Operating Income.

(m)	Other Real Estate Owned

Foreclosed properties consist of properties acquired through foreclosure or deed in lieu of foreclosure. At time of foreclosure, the properties are recorded at the fair value less costs to sell.  Subsequently, these properties are carried at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write‑downs, if any, are charged to expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale.

(n)	Impairment or Disposal of Long‑Lived Assets

Pinnacle’s long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

(o)	Pension Plan

Pinnacle maintains a noncontributory defined benefit pension plan, which covers substantially all of its employees. The net periodic pension expense includes a service cost component, interest on the projected benefit obligation, a component reflecting the actual return on plan assets, the effect of deferring and amortizing certain actuarial gains and losses, and the amortization of any unrecognized net transition obligation on a straight‑line basis over the average remaining service period of employees expected to receive benefits under the plan. Pinnacle’s funding policy is to make annual contributions in amounts necessary to satisfy the Internal Revenue Service’s funding standards, to the extent that they are tax deductible.

Accounting Standards for defined benefit plans requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  Accounting standards also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

(p)	Revenue Recognition

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

Commissions and Fees

Commissions and fees consists of commissions received on investment product and insurance policies sales. For insurance sales, Pinnacle acts as an intermediary between Pinnacle’s customer and the insurance carrier. Pinnacle’s performance obligation is satisfied upon the issuance of the insurance policy. Pinnacle retains a certain percentage of the policy premium for each policy sold. Investment commissions consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of investments are recognized on trade date, which is when Pinnacle has satisfied its performance obligation. Commissions and fees that total $654 and $535 for 2020 and 2019, respectively, on the consolidated statement of income includes $202 and $173 in loan late fees that are out-of-scope of Topic 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
Non-interest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,030	$1,941
Commissions and fees	452	362
Other operating income	816	657
Non-interest Income (in-scope of Topic 606)	$3,298	$2,960
Non-interest Income (out-of-scope of Topic 606)	5,374	1,663
	$8,672	$4,623

(q)	Net Income per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods indicated:

	Net income	Shares	Per share
Year ended December 31, 2020	(numerator)	(denominator)	amount
Basic net income per share	$3,062	1,659,093	$1.85
Effect of dilutive stock options	—	3,290
Diluted net income per share	$3,062	1,662,383	$1.84

	Net income	Shares	Per share
Year ended December 31, 2019	(numerator)	(denominator)	amount
Basic net income per share	$4,396	1,549,129	$2.84
Effect of dilutive stock options	—	10,763
Diluted net income per share	$4,396	1,559,892	$2.82

(r)	Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks (with original maturities of three months or less), and federal funds sold. Generally, federal funds are purchased and sold for one‑day periods.

Comprehensive Income

ASC Topic 220, Comprehensive Income, requires Pinnacle to classify items of “Other Comprehensive Income” (such as net unrealized gains (losses) on available‑for‑sale securities) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Pinnacle’s other comprehensive income consists of net income, and net unrealized gains (losses) on securities available-for-sale, net of income taxes, and adjustments relating to its defined benefit plan, net of income taxes.

(s)	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for using fair value.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

In accordance with Fair Value Measurements and Disclosures, Pinnacle groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The most significant instruments that Pinnacle measures at fair value are available-for-sale securities.  As of December 31, 2018, all available-for-sale securities fell into Level 2 fair value hierarchy and remained at Level 2 as of December 31, 2019.  Valuation methodologies for the fair value hierarchy are as follows:

Level 1 – Valuations are based on quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 – Valuations for assets and liabilities are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities, model-based valuation techniques, or other observable inputs.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining fair value assigned to such assets and liabilities.

(t)	Stock-based Compensation

Restricted stock awards compensation cost is based on the fair value of the award, which is the closing price of Pinnacle's common stock on the date of the grant. Restricted stock awards issued by Pinnacle typically have vesting periods with service conditions. Compensation cost is recognized as expense over the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period. Because of the insignificant amount of forfeitures Pinnacle has experienced, forfeitures are recognized as they occur.

(u)	Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(v)	Current Accounting Developments

For each of the accounting pronouncements that affect Pinnacle, Pinnacle elected to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

In January 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by 1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; 3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; and 4) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In January 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01.  The new guidance is effective for private companies for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The adoption of this guidance did not have an impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In July 2019, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements to provide entities with additional guidance related to the transition method selected, as well as on separating components of a contract to the original information issued in ASU 2016-02.  In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which clarified the amendments and delayed the effective dates of the previously issued ASU’s.  The amendments in this ASU are effective for private companies for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early application of this ASU is permitted for all entities. Pinnacle is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring Pinnacle to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses to clarify that operating lease receivables are within the scope of ASC 842 rather than ASC Topic 326. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which clarified the amendments and delayed the effective dates of the previously issued ASU’s.  ASU 2016-13 is effective for private companies for fiscal years beginning after December 15, 2022. Early application of this ASU is permitted for all entities. Pinnacle is currently assessing the potential impact of this ASU and collecting loan data needed to measure the required calculation.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments of this ASU are effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. Pinnacle does not expect the adoption of this guidance to be material to the consolidated financial statements.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815 ): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Amendments in this ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Pinnacle is evaluating the provisions of ASU 2017-11 but believes that its adoption will not have a material impact on Pinnacle’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for private companies for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606.  The adoption of this guidance did not have an impact to the consolidated financial statements.

In August 2018, the FASB amended the Compensation - Retirement Benefits – Defined Benefit Plans Topic of the Accounting Standards Codification to improve disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The guidance removes disclosures that are no longer considered cost-beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Pinnacle does not expect these amendments to have a material effect on its financial

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, based on the ideas in the Concepts Statements, including the consideration of costs and benefits.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of this ASU.  The adoption of this guidance did not have a material impact to the consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for private companies for fiscal years beginning after December 15, 2022. Early adoption is permitted. Pinnacle is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. Pinnacle is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

(2)	Business Combinations

On October 30, 2020, Pinnacle completed its acquisition of Virginia Bank.  Under the terms of the amended Merger Agreement, Virginia Bank shareholders had the opportunity to elect to receive either 0.5400 shares per share of Pinnacle common stock (the “Stock Consideration”) or $16.00 in cash (the “Cash Consideration”), or for each share of Virginia Bank common stock held, subject to allocation and proration such that 60% of the Virginia Bank common shares would be exchanged for the Stock Consideration and 40% of the shares would be exchanged for the Cash Consideration.

Pinnacle accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of Virginia Bank were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. The fair value of the assets acquired was $241,595, including $156,944 in loans and $1,600 in core deposit intangible.  Liabilities assumed were $215,706, of which $212,370 were deposits.  As a result of the transaction, Pinnacle recognized a bargain purchase gain of $2,694 recognized in conjunction with the transaction due primarily to the fair value of the net assets acquired being greater than the consideration paid.  The amount of the bargain purchase gain represents the excess estimated fair value of the nets assets acquired over the purchase price.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their fair value.

As recorded by Pinnacle
Assets
Cash and due from banks	$39,615
Securities	36,294
Loans	156,944
Premises and equipment	5,716
Income earned not collected	511
Core deposit intangible	1,600
Other assets	915
Total assets acquired	241,595
Liabilities
Deposits	212,370
Accrued interest payable	91
Other liabilities	3,245
Total liabilities assumed	215,706
Fair value of net assets acquired	25,889
Bargain purchase gain recorded	$2,694

Purchase Price
Pinnacle common shares issued	594,457
Purchase price per share of Pinnacle common stock	$19.25
Common stock issued	$11,447
Cash exchanged for Virginia Bank stock	11,748
Fair value of total consideration transferred	$23,195

The following table presents certain pro forma information as if Virginia Bank had been acquired on January 1, 2019. These results combine the historical results of Virginia Bank in Pinnacle’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019. In particular, no adjustments have been made to eliminate the amount of Virginia Bank’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2019. Pro forma adjustments below include the net impact of accretion as well as the elimination of merger-related costs. Pinnacle expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below:

	For the years ended
	December 31,
	2020	2019
Total revenues	$35,063	$38,387
Net income	4,958	6,442

Merger related expenses of $2,889 from the transaction were recorded in the Consolidated Statement of Income for the year ended December 31, 2020.

The loans acquired in the Virginia Bank merger were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased performing). As of October 30, 2020, the estimated fair value of the Virginia Bank purchased performing loans acquired was $140,974, the related gross contractual amount was $151,818, and the estimated contractual cash flows not expected to be collected were $785.

The following table presents the acquired impaired loans receivable at the acquisition date, as adjusted:

Contractual principal and interest at acquisition	$19,940
Nonaccretable difference	2,484
Expected cash flow at acquisition	17,456
Accretable yield	1,112
Estimated fair value of loans acquired with a deterioration of credit quality	$16,344

(3)	Restrictions on Cash

To comply with Federal Reserve regulations, Pinnacle is required to maintain certain average reserve balances; however, due to the COVID-19 pandemic, the daily average reserve requirement for the week including December 31, 2020 was $0.  The daily average reserve requirement for the week including December 31, 2019 was $5,892.

(4)	Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of December 31, 2020 and 2019 are as follows:

	2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Available-for-Sale	costs	gains	losses	values
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$1,701	95	—	1,796
Obligations of states and political subdivisions	11,584	791	(11)	12,364
Mortgage-backed securities – government	31,485	681	(85)	32,081
Total available-for-sale	$44,770	1,567	(96)	46,241

2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Held-to-Maturity	costs	gains	losses	values
Obligations of states and political subdivisions	$500	1	—	501

	2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Available-for-Sale	costs	gains	losses	values
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$5,986	30	(15)	6,001
Obligations of states and political subdivisions	8,897	370	—	9,267
Mortgage-backed securities – government	27,984	179	(237)	27,926
Total available-for-sale	$42,867	579	(252)	43,194

2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Held-to-Maturity	costs	gains	losses	values
Obligations of states and political subdivisions	$1,764	16	—	1,780

The following table shows the gross unrealized losses and fair value of Pinnacle’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2020:

	Less than 12 months		More than 12 months		Total
		Gross		Gross	Gross	Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
Description of Securities	value	losses	value	losses	value	losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	—	—	—	—	—
Obligations of states and political subdivisions	1,000	11	—	—	1,000	11
Mortgage-backed securities-government	4,417	27	7,386	58	11,803	85
Total	$5,417	38	7,386	58	12,803	96

Pinnacle does not consider the unrealized losses other-than-temporary losses based on the volatility of the securities market price involved, the credit quality of the securities, and Pinnacle’s ability, if necessary, to hold the securities until maturity.  As of December 31, 2020, the securities included 6 bonds that had continuous losses for less than 12 months and 22 bonds that had continuous losses for more than 12 months. There were no realized gains and losses in 2020.

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

The amortized costs and fair values of available‑for‑sale and held‑to‑maturity securities as of December 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
Due in one year or less	$—	—	500	501
Due after one year through five years	1,578	1,683	—	—
Due after five years through ten years	8,846	9,596	—	—
Due after ten years	2,861	2,881	—	—
	13,285	14,160	500	501
Mortgage-backed securities	31,485	32,081	—	—
Totals	$44,770	46,241	500	501

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
Due in one year or less	$1,997	2,001	1,264	1,273
Due after one year through five years	3,128	3,171	500	507
Due after five years through ten years	8,453	8,784	—	—
Due after ten years	1,305	1,312	—	—
	14,883	15,268	1,764	1,780
Mortgage-backed securities	27,984	27,926	—	—
Totals	$42,867	43,194	1,764	1,780

Securities with amortized costs of approximately $7,301 (fair value of $7,651) as of December 31, 2020, were pledged as collateral for public deposits. Securities with amortized costs of approximately $7,456 (fair value of $7,464) as of December 31, 2019, were pledged as collateral for public deposits.

(5)	Loans, Allowance for Loan Losses and Credit Quality

A summary of loans as of December 31, 2020 and December 31, 2019 follows:

	2020	2019
Real estate loans:
Residential-mortgage	$180,772	$116,139
Residential-construction	8,100	6,250
Commercial	150,612	110,277
Loans to individuals for household, family and other consumer expenditures	119,598	99,318
Commercial and industrial loans	105,234	61,536
Total loans, gross	564,316	393,520
Less unearned income and fees	(759)	(199)
Loans, net of unearned income and fees	563,557	393,321
Less allowance for loan losses	(3,478)	(3,472)
Loans, net	$560,079	$389,849

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

In the normal course of business, the First National Bank has made loans to executive officers and directors.  As of December 31, 2020, loans and extensions of credit to executive officers and directors totaled $1,369 as compared to $920 as of December 31, 2019. During 2020, one new consumer loan was made to a director totaling $25. Pinnacle also acquired $728 in loans and extensions of credit to directors from the merger with Virginia Bank. Also, three residential-mortgage loans totaling of $890 were made to executive officers and directors that were sold to the secondary market.  All such loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk of collectability or present other unfavorable features.

The fair value of loans, net of unearned income and fees, was $570,887 as of December 31, 2020.

Loans in the amount of $31,936 were pledged as collateral for Pinnacle’s available FHLB line of credit as of December 31, 2020.

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

Allowance for Loan Losses and Recorded Investment in Loans

For the Year Ended December 31, 2020

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$440	1,087	937	1,008	3,472
Charge-offs	(2)	—	(486)	(49)	(537)
Recoveries	1	—	288	11	300
(Recovery of) provision for loan losses	(104)	(11)	234	124	243
Ending Balance	$335	1,076	973	1,094	3,478

Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	335	1,076	973	1,094	3,478
Ending balance: loans acquired with deteriorated credit quality	$—	—	—	—	—

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$105,234	150,612	119,598	188,872	564,316
Ending balance: individually evaluated for impairment	22	1	50	2,591	2,664
Ending balance: collectively evaluated for impairment	102,620	143,080	119,344	180,525	545,569
Ending balance: loans acquired with deteriorated credit quality	2,592	7,531	204	5,756	16,083

Allowance for Loan Losses and Recorded Investment in Loans

For the Year Ended December 31, 2019

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$518	1,035	834	985	3,372
Charge-offs	(3)	—	(538)	(68)	(609)
Recoveries	78	1	303	170	552
(Recovery of) provision for loan losses	(153)	51	338	(79)	157
Ending Balance	$440	1,087	937	1,008	3,472
Allowance:
Ending balance: individually evaluated for impairment	—	—	—	—	—
Ending balance: collectively evaluated for impairment	$440	1,087	937	1,008	3,472

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Loans:
Total loans ending balance	$61,536	110,277	99,318	122,389	393,520
Ending balance: individually evaluated for impairment	—	149	124	985	1,258
Ending balance: collectively evaluated for impairment	$61,536	110,128	99,194	121,404	392,262

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased impaired loans. Purchased impaired loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses related to these loans is not carried over.

Accounting for purchased impaired loans involves estimating fair value, at acquisition, using the principal and interest cash flows expected to be collected discounted at the prevailing market rate of interest. The excess of cash flows expected to be collected over the estimated fair value at acquisition date is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loans. The difference between contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. Any decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions) will be charged to the provision for loan losses, resulting in an increase to the allowance for loan losses.

The following table presents changes in the accretable yield for purchased impaired loans for the year ended December 31, 2020:

Accretable yield, beginning of year	$—
Additions	1,112
Accretion	(212)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, end of year	$900

At December 31, 2020, none of the purchased impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and expected cash flows, is being recognized on all purchased loans. Any decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), will be charged to the provision for loan losses, resulting in an increase to the allowance for loan losses.

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

The following table illustrates Pinnacle’s credit quality indicators:

Credit Quality Indicators

As of December 31, 2020

		Commercial
Credit Exposure	Commercial	Real Estate	Consumer	Residential	Total
Pass	$103,768	144,722	119,432	185,606	553,528
Special Mention	1,258	5,066	40	912	7,276
Substandard	208	824	126	2,354	3,512
Doubtful	—	—	—	—	—
Total	$105,234	150,612	119,598	188,872	564,316

Credit Quality Indicators

As of December 31, 2019

		Commercial
Credit Exposure	Commercial	Real Estate	Consumer	Residential	Total
Pass	$61,308	109,249	99,226	120,731	390,514
Special Mention	72	147	—	479	698
Substandard	156	881	92	1,179	2,308
Doubtful	—	—	—	—	—
Total	$61,536	110,277	99,318	122,389	393,520

The following table represents an age analysis of Pinnacle’s past due loans:

Age Analysis of Past Due Loans

As of December 31, 2020

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$26	163	3	192	105,042	105,234	22
Commercial real estate	19	34	94	147	150,465	150,612	1
Consumer	195	37	37	269	119,329	119,598	36
Residential	194	61	816	1,071	187,801	188,872	—
Total	$434	295	950	1,679	562,637	564,316	59

Age Analysis of Past Due Loans

As of December 31, 2019

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	—	—	—	61,536	61,536	—
Commercial real estate	—	—	149	149	110,128	110,277	—
Consumer	157	—	124	281	99,037	99,318	—
Residential	61	—	862	923	121,466	122,389	—
Total	$218	—	1,135	1,353	392,167	393,520	—

The following table presents information on Pinnacle’s impaired loans and their related allowance for loan losses:

Impaired Loans

As of December 31, 2020

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$22	22	—	11	—
Commercial real estate	1	1	—	38	—
Consumer	50	50	—	60	—
Residential	2,591	2,591	—	744	—
Total:
Commercial	22	22	—	11	—
Commercial real estate	1	1	—	38	—
Consumer	50	50	—	60	—
Residential	$2,591	2,591	—	744	26
Total	$2,664	2,664	—	852	26

Impaired Loans

For the Year Ended December 31, 2019

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	—	—	—	—
Commercial real estate	149	149	—	75	—
Consumer	124	124	—	69	—
Residential	985	985	—	1,039	7
Total:
Commercial	—	—	—	—	—
Commercial real estate	149	149	—	75	—
Consumer	124	124	—	69	—
Residential	$985	985	—	1,039	7
Total	$1,258	1,258	—	1,183	7

The following presents information on Pinnacle’s nonaccrual loans:

Loans in Nonaccrual Status

As of December 31, 2020 and 2019

	2020	2019
Commercial	$—	$—
Commercial real estate	94	149
Consumer	14	124
Residential	783	862
Total	$891	$1,135

Pinnacle had eight restructured loans totaling $1,714 as of December 31, 2020.  All of these restructured loans constituted troubled debt restructurings as of December 31, 2020.

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

There were no additional commitments to extend credit related to these troubled debt restructurings that were outstanding as of December 31, 2020.  Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payments that are insignificant.  The loans that receive these short-term modifications are not included in Pinnacle’s balances of restructured loans or troubled debt restructurings.

The following tables present troubled debt restructurings as of December 31, 2020 and December 31, 2019:

December 31, 2020
Total
	Accrual	Non-Accrual	Troubled Debt
	Status	Status	Restructuring
Commercial	$—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Residential	1,714	—	1,714
Total	$1,714	—	1,714

	December 31, 2019
	Accrual Status	Non-Accrual Status	Total Troubled Debt Restructuring
Commercial	$—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Residential	123	68	191
Total	$123	68	191

For 2020 and 2019, Pinnacle had no new troubled debt restructures and no troubled debt restructures experienced payment defaults.

(6) Bank Premises and Equipment

Bank premises and equipment, net were comprised of the following as of December 31, 2020 and 2019:

	2020	2019
Land improvements	$783	$710
Buildings	20,213	14,983
Equipment, furniture and fixtures	8,154	7,151
Construction in progress	43	76
	29,193	22,920
Less accumulated depreciation	(10,782)	(9,925)
	18,411	12,995
Land	4,258	2,551
Bank premises and equipment, net	$22,669	$15,546

(7) Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as December 31, 2020 and December 31, 2019 and the carrying amount of unamortizable intangible assets as of the same dates.

	December 31, 2020		December 31, 2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Core Deposit Intangible	$1,600	27	—	—

Unamortizable Intangible Assets:
Goodwill	$539		539

Amortization expense of all other intangible assets totaled $0 for the year ended December 31, 2020.

The following table presents the estimated amortization expense schedule related to acquisition-related amortizable intangible assets for each of the five calendar years ending December 31, 2025 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

Estimated
Amortization
Expense
2021	$160
2022	160
2023	160
2024	160
2025	160
Thereafter	773
Total	$1,573

(8)	Deposits

A summary of deposits as of December 31, 2020 and December 31, 2019:

	2020	2019
Noninterest-bearing demand deposits	$250,027	$110,419
Interest-bearing:
Savings and money market accounts	289,067	161,279
NOW accounts	122,181	83,662
Time deposits – under $250,000	110,233	87,278
Time deposits – $250,000 and over	9,828	7,645
Total interest-bearing deposits	531,309	339,864
Total deposits	$781,336	$450,283

In the normal course of business, the First National Bank has received deposits from executive officers and directors. As of December 31, 2020 and December 31, 2019, deposits from executive officers and directors were approximately $17,113 and $2,145, respectively. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

The fair value of deposits was $737,423 as of December 31, 2020 and $410,213 as of December 31, 2019.

(9)	Borrowings

As of December 31, 2020 and December 31, 2019, Pinnacle’s available borrowing limit with the FHLB was approximately $143,080 and $135,622, respectively.

Pinnacle had $0 in borrowings from the FHLB outstanding at December 31, 2020.  Pinnacle also has a $5,000 line of credit commitment of which $5,000 is currently available. The line of credit is secured by the authorized capital stock of First National Bank with a correspondent bank.  The line of credit had $0 outstanding as of December 31, 2020 and December 31, 2019.

Additionally, has liquidity borrowing capabilities with two correspondent banks totaling $15,500 with $0 outstanding as of December 31, 2020.

As of September 21, Pinnacle completed a private placement of $8,000 in fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines in the future.  The proceeds from the sale of the Notes were utilized to fund a portion of the cash consideration paid by Pinnacle in connection with its merger with Virginia Bank and to provide optionality for various growth opportunities and for general corporate purposes. The Notes bear interest at 5.25% per annum, beginning September 18, 2020 to, but excluding September 30, 2025, payable quarterly in arrears. From September 30, 2025 to, but excluding September 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 513 basis points, payable quarterly in arrears. Beginning on September 30, 2025 through maturity, the Notes may be redeemed, at Pinnacle’s option and subject to any required regulatory approval, on any scheduled interest payment date. The Notes will mature on September 30, 2030.

Pinnacle borrowed $2,000 under a fixed-to-floating rate promissory note due 2030 (the “Promissory Note”) in the fourth quarter of 2020. The Promissory Note bears interest at 5.25% per annum, beginning December 18, 2020 to but excluding December 31, 2025, payable quarterly in arrears. From December 31, 2025 to but excluding December 31, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 515 basis points, payable quarterly in arrears. The Promissory Note will mature on December 31, 2030.

(10)	Employee Benefit Plans

First National Bank maintains a noncontributory defined benefit pension plan that covers substantially all of its employees. Benefits are computed based on employees’ average final compensation and years of credited service. Pension expenses amounted to approximately $843 and $500 in 2020 and 2019, respectively.

The components of net pension benefit cost under the plan for the year ended December 31, 2020 and 2019 is summarized as follows:

Change in Benefit Obligation	2020	2019
Benefit obligation at beginning of year	$11,956	$8,598
Service cost	871	567
Interest cost	412	365
Actuarial income (loss)	2,926	2,542
Benefits paid	(77)	(116)
Increase in obligation due to Virginia Bank merger	6,448	—
Increase in obligation due to plan amendment (1)	156	—
Benefit obligation at end of year	$22,692	$11,956
Change in Plan Assets
Fair value of plan assets at beginning of year	8,549	7,303
Increase in fair value of assets due to Virginia Bank merger	2,194	—
Actual return on plan assets	1,322	1,362
Employer contribution	—	—
Benefits paid	(77)	(116)
Projected fair value of plan assets at end of year	11,988	8,549
Funded Status at the End of the Year	(10,704)	(3,407)
Amounts Recognized in the Balance Sheet
Other liabilities, accrued pension	(10,704)	(3,407)
Amounts Recognized in Accumulated Other Comprehensive
Income Net of Tax Effect
Unrecognized actuarial loss	(6,166)	(4,104)
Prior service cost	(155)	—
Income tax effect	1327	862
Benefit obligation included in accumulated other comprehensive income	$(4,994)	$(3,242)
Funded Status
Benefit obligation	(22,692)	(11,956)
Fair value of assets	$11,988	$8,549
Unrecognized net actuarial loss	6,166	4,104
Unrecognized prior service cost	155	—
Prepaid benefit cost included in the balance sheet	$(4,383)	$697

	Pension Benefits
Weighted Average Assumptions as of December 31, 2020 and 2019 :	2020	2019
Discount rate used for net periodic pension cost	3.25%	4.25%
Discount rate used for disclosure	2.50%	3.25%
Expected long-term return on plan assets used for net periodic pension cost	7.25%	7.25%
Rate of compensation increase for disclosure	3.00%	3.00%

(1)	In 2020, Pinnacle added a Supplemental Death Benefit in to employee participants that increased the benefit obligation by $156.

The estimated portion of prior service cost and net transition obligation included in accumulated other comprehensive income that will be recognized as a component of net periodic pension cost over the next fiscal year is $1,080.

Pinnacle selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of return expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed especially with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, and higher significance is placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

The components of net pension benefit cost under the plan for the years ended December 31, 2020 and 2019 is summarized as follows:

	Pension Benefits
	2020	2019
Service cost	$871	$567
Interest cost	412	365
Expected return on plan assets	(631)	(528)
Net loss due to settlement	—	—
Recognized net actuarial loss	173	93
Net pension benefit cost	$825	$497
Gross (gain) loss recognized in other comprehensive income	2,218	1,615
Total Recognized in Net Pension Benefit Cost and Other Comprehensive Income	$3,043	$2,112

Projected Benefit Payments

The projected benefit payments under the plan are summarized as follows for the years ending December 31:

2021	$2,388
2022	399
2023	552
2024	595
2025	1,374
2026-2030	4,701

Plan Asset Allocation

Plan assets are held in a pooled pension trust fund administered by the Virginia Bankers Association. The pooled pension trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the pension plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Virginia Bankers Association to administer the investments of the pooled pension trust fund within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Following is a description of the valuation methodologies used for assets measured at fair value.

Mutual funds-fixed income and equity funds:  Valued at the net asset value of shares held at year-end.

Cash and equivalents:  Valued at cost which approximates fair value.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although Pinnacle believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement as of December 31, 2020 and 2019.

The following table presents the fair value of the assets, by asset category, as of December 31, 2020 and 2019.

	2020	2019
Mutual funds-fixed income	$4,675	$3,249
Mutual funds-equity	7,313	5,300
Total assets at fair value	$11,988	$8,549

The following table sets forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2020 and 2019.

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds-fixed income	$4,675	—	—	4,675
Mutual funds-equity	7,313	—	—	7,313
Total assets at fair value	$11,988	—	—	11,988

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds-fixed income	$3,249	—	—	3,249
Mutual funds-equity	5,300	—	—	5,300
Total assets at fair value	$8,549	—	—	8,549

Contributions

Pinnacle contributed $4,000 to its pension plan on January 4, 2021.

Pinnacle also has a 401(k) plan under which Pinnacle matches employee contributions to the plan.  In 2020 and 2019, Pinnacle matched 100% of the first 1% of salary deferral and 50% of the next 5% of salary deferral to the 401(k) plan.  The amount expensed for the 401(k) plan was $209 during the year ended December 31, 2020 and $195 during the year ended December 31, 2019.

(11)      Income Taxes

Income tax expense attributable to income before income tax expense for the years ended December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Current	$(61)	$943
Deferred	1,175	25
Total income tax expense	$1,114	$968

Reported income tax expense for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for 2020 and 2019 to income before income tax expense as a result of the following:

	2020	2019
Computed at statutory Federal tax rate	$877	$1,126
Increase (reduction) in income tax expense
resulting from:
Tax-exempt interest	(68)	(72)
Disallowance of interest expense	3	3
Capitalized merger transaction expense	318	—
Other, net	(16)	(89)
Reported income tax expense	$1,114	$968

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Loans, principally due to allowance for loan losses	$608	$678
Defined benefit plan valuation adjustments	1,329	862
Net unrealized losses on available-for-sale securities	—	—
Other	30	114
Total gross deferred tax assets	1,967	1,654
Deferred tax liabilities:
Bank premises and equipment, due to differences in depreciation	(470)	(403)
Accrued pension, due to actual pension contributions in excess of accrual for financial reporting purposes	(536)	(146)
Purchase accounting for merger	(566)
Net unrealized gains on available-for-sale securities	(307)	(67)
Other	(115)	(115)
Total gross deferred tax liabilities	(1,994)	(731)
Net deferred tax asset (liability)	$(27)	$923

First National Bank has determined that a valuation allowance for the gross deferred tax assets is not necessary as of December 31, 2020 and 2019, since realization of the entire gross deferred tax assets can be supported by the amounts of taxes paid during the carry back periods available under current tax laws.

Pinnacle did not recognize any interest or penalties related to income tax during the years ended December 31, 2020 and 2019.  Pinnacle does not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years from 2016 and thereafter are subject to future examination by tax authorities.

(12)	Financial Instruments with Off‑Balance‑Sheet Risk

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

Financial instruments whose contract amounts represent credit risk:

	Contract amounts at
	December 31,
	2020	2019
Commitments to extend credit	$109,413	$79,001
Standby letters of credit	$7,960	$5,074

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

Standby letters of credit are conditional commitments issued by First National Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of Pinnacle’s standby letters of credit commitments as of December 31, 2020 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

(13)	Leases

Pinnacle leases premises and equipment under various operating lease agreements.  Lease payments for all leases in 2020 were $291. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms.  Certain leases require increased rentals under cost-of-living escalation clauses.  The following are future minimum lease payments as required under the agreements:

Year	Payments
2021	$337
2022	341
2023	325
2024	292
2025	272
Thereafter	807
Total	$2,374

Pinnacle entered into a lease of the Amherst branch facility, with an entity in which a prior director of Pinnacle has a 50% ownership interest, in 2009.  The original term of the lease is twenty years and may be renewed at the Pinnacle’s option for two additional terms of five years each.  The Pinnacle’s current rental payment under the lease is $161 annually.

(14)	Concentrations of Credit Risk and Contingencies

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

(15)	Dividend Restrictions and Capital Requirements

Pinnacle’s principal source of funds for dividend payments is dividends received from its subsidiary Bank.     For 2020 and 2019, dividends from the subsidiary Bank totaled $6,328 and $973 respectively.

Substantially all of Pinnacle’s retained earnings consist of undistributed earnings of its subsidiary Bank, which are restricted by various regulations administered by federal banking regulatory agencies. Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of First National Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years.

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

Beginning January 1, 2015, Pinnacle and First National Bank became subject to the Basel III Capital Rules. In addition, a new ratio, Common Equity Tier 1 or “CET 1” Risk-Based Capital Ratio, is now measured and monitored. Pinnacle and First National Bank's actual regulatory capital amounts and ratios as of December 31, 2020 and 2019, are listed below. The disclosure below reflects Pinnacle’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to Pinnacle if it were not subject to the Statement (as defined below):

Regulatory Capital Ratios as of December 31, 2020	Pinnacle Consolidated		First National Bank
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$63,637	11.27%	$70,303	12.48%
CET 1 Risk Based Capital Ratio (to Risk Weighted Assets)	$60,049	10.63%	$66,715	11.84%
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	$60,049	10.63%	$66,715	11.84%
Tier 1 Leverage Capital Ratio (to Average Assets)	$60,049	8.01%	$66,715	8.92%

Regulatory Capital Ratios as of December 31, 2019	Pinnacle Consolidated		First National Bank
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital Ratio (to Risk Weighted Assets)	$51,455	12.60%	$50,331	12.36%
CET 1 Risk Based Capital Ratio (to Risk Weighted Assets)	$47,889	11.72%	$46,765	11.48%
Tier 1 Risk-Based Capital Ratio (to Risk Weighted Assets)	$47,889	11.72%	$46,765	11.48%
Tier 1 Leverage Capital Ratio (to Average Assets)	$47,889	9.88%	$46,765	9.67%

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

First National Bank was considered “well capitalized” as of December 31, 2020 and December 31, 2019.

In August 2018, the Board of Governors of the Federal Reserve System updated the Small Bank Holding Company Policy Statement (the “Statement”). The Statement among other things, exempts qualifying bank holding companies with consolidated assets of less than $3 billion from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. Pinnacle expects that it will be treated as a small bank holding company and is not subject to regulatory capital requirements on a consolidated basis. At December 31, 2020, Pinnacle’s regulatory capital ratios exceeded all minimum capital requirements that would have applied to Pinnacle if it were not a small bank holding company.

(16)	Disclosures about Fair Value of Financial Instruments

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

(d)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant as of December 31, 2020 and December 31, 2019, and as such, the related fair values have not been estimated.

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

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available, and would in such case be included as a Level 1 asset.  As of December 31, 2020 and December 31, 2019, Pinnacle currently carried no Level 1 securities.  If quoted prices are not available, valuations are obtained from readily available pricing sources from independent providers for market transactions involving similar assets or liabilities.  Pinnacle’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.  These would be classified as Level 2 assets.  Pinnacle’s entire available-for-sale securities portfolio was classified as Level 2 securities at December 31, 2020 and December 31, 2019. As of December 31, 2020 and December 31, 2019, Pinnacle carried no Level 3 securities for which fair value would be determined using unobservable inputs.

Loans

Pinnacle does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established for that loan.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 360, Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of a similar debt, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans at which fair value of the expected repayments or collateral exceed the recorded investments in such loans.  As of December 31, 2020 and December 31, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with Impairment of a Loan, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Pinnacle records the impaired loan as a nonrecurring Level 2 asset.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Pinnacle records the impaired loan as a nonrecurring Level 3 asset.  For substantially all of Pinnacle‘s impaired loans as of  December 31, 2020, the valuation methodology utilized by Pinnacle was collateral based measurements such as a real estate appraisal and the primary unobservable input was adjustments for differences between the comparable real estate sales.  The discount to reflect current market conditions and ultimately collectability ranged from 0% to 25% for each of the respective periods.

Other Real Estate Owned

Other real estate owned is adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on observable market price or a current appraised value, Pinnacle records the foreclosed asset as a nonrecurring Level 2 asset.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Pinnacle records the other real estate owned as a nonrecurring Level 3 asset.   For substantially all of Pinnacle’s other real estate owned as of December 31, 2020, the valuation methodology utilized by Pinnacle was collateral based measurements such as a real estate appraisal and the primary unobservable input was adjustments for differences between the comparable real estate sales.  The discount to reflect current market conditions ranged from 0% to 25% for each of the respective periods. There was two properties totaling $519 as of December 31, 2020.

The following tables present information about certain assets and liabilities measured at fair value:

	Fair Value Measurements on December 31, 2020
Description	Total Carrying Amount in The Consolidated Balance Sheet	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$46,241	$46,241	$—	$46,241	$—
Impaired loans (nonrecurring)	$2,664	$2,664	$—	$—	$2,664
Other Real Estate Owned (nonrecurring)	$519	$519	$—	$—	$519

	Fair Value Measurements on December 31, 2019
Description	Total Carrying Amount in The Consolidated Balance Sheet	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$43,194	$43,194	$—	$43,194	$—
Impaired loans (nonrecurring)	$1,258	$1,258	$—	$—	$1,258
Other Real Estate Owned (nonrecurring)	$666	$666	$—	$—	$666

The following table sets forth a summary of changes in the fair value of Pinnacle’s nonrecurring Level 3 assets for the period ended December 31, 2020 and 2019:

	Level 3 Assets
	Year Ended December 31, 2020
		Other Real
	Impaired Loans	Estate Owned
Balance, beginning of the year	$1,258	666
Purchases, sales, issuances, and settlements (net)	1,406	(147)
Balance, end of year	$2,664	519

	Level 3 Assets
	Year Ended December 31, 2019
		Other Real
	Impaired Loans	Estate Owned
Balance, beginning of the year	$1,186	627
Purchases, sales, issuances, and settlements (net)	72	39
Balance, end of year	$1,258	666

(17)	Parent Company Financial Information

Condensed financial information of Pinnacle (“Parent”) is presented below:

Condensed Balance Sheets
	December 31,
Assets	2020	2019
Cash due from subsidiary	$1,863	$31
Investment in subsidiary, at equity	64,996	44,320
Other assets	1,547	1,141
Total assets	$68,406	$45,492
Liabilities and stockholders' equity
Notes payable	$10,000	$—
Other liabilities	76	47
Total liabilities	$10,076	$47
Stockholders' equity
Common stock of $3 par value, authorized 3,000,000 shares; issued and outstanding 2,158,379 shares in 2020 and 1,551,339 in 2019	$6,364	$4,564
Capital surplus	11,288	1,461
Retained earnings	44,509	42,404
Accumulated other comprehensive loss, net	(3,831)	(2,984)
Total stockholders' equity	$58,330	$45,445
Total liabilities and stockholders' equity	$68,406	$45,492

Condensed Statements of Income
	Years ended December 31,
	2020	2019
Income:
Dividends from subsidiary	$6,328	$973
Equity in undistributed net income of subsidiary	(1,853)	3,528
Total Income	4,475	4,501
Expenses:
Interest accrued on subordinated debt	129	-
Interest on long-term borrowings	4	-
Other expenses	1,656	133
Income before income tax benefit	2,686	4,368
Applicable income tax benefit	376	28
Net income	$3,062	$4,396

Condensed Statements of Cash Flows
	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,062	$4,396
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	1,853	(3,528)
Increase in other assets	(406)	(28)
Net cash flows from operating activities	4,509	840
Cash flows from investing activities:
Acquisition of business, net of cash required	27,867	—
Increase in investment of subsidiary	(39,616)
Net cash used in investing activities	(11,749)	—
Cash flows from financing activities
Cash dividends paid	(957)	(845)
Proceeds from subordinated debt	8,000	—
Proceeds from long-term borrowings	2,000	—
Increase in other liabilities	29	6
Net cash flows from financing activities	9,072	(839)
Net increase in cash from subsidiary	1,832	1
Cash due from subsidiary, beginning of year	31	30
Cash due from subsidiary, end of year	$1,863	$31

(18)    Stock Based Compensation

Pinnacle’s 2004 Incentive Stock Plan (the “2004 Plan”), pursuant to which Pinnacle’s Board of Directors may grant stock options and other equity-based awards to officers and key employees, was approved by shareholders on April 13, 2004 and became effective as of May 1, 2004. The 2004 Plan authorized grants of up to 100,000 shares of Pinnacle’s authorized, but unissued common stock.  All stock options were granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of December 31, 2014, the 2004 Plan has expired and no additional awards may be granted under this plan.

Stock options granted under the 2004 Plan generally have 10‑year terms, vest at the rate of 25% per year, and become fully exercisable four years from the date of grant.

At December 31, 2020, options for 10,375 shares were exercisable at an exercise price of $15.70 per share under the 2004 Plan.

On April 8, 2014, shareholders approved the 2014 Incentive Stock Plan (the “2014 Plan”), pursuant to which Pinnacle’s Board of Directors may grant stock options and other equity-based awards to officers and key employees.  The 2014 Plan authorizes grants of up to 150,000 shares of Pinnacle’s authorized, but unissued common stock.  All stock options are granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of December 31, 2020, there were 81,324 shares available for grant under the 2014 Plan.

On August 1, 2020, 7,100 shares of restricted stock were granted to employees pursuant to the 2014 Plan and will vest on May 1, 2023. On May 1, 2019, 7,700 shares of restricted stock were granted to employees pursuant to the 2014 Plan and will vest on May 1, 2022.

On January 15, 2020, 3,347 shares of restricted stock were granted to Pinnacle’s Directors in lieu of cash for 2019 director fees.  On January 9, 2019, 3,297 shares of restricted stock were granted to Pinnacle’s Directors in lieu of cash for 2018 director fees.

At December 31, 2020, no options for shares were exercisable under the 2014 Plan.

Pinnacle expensed $0 in 2020 and 2019 in compensation expense as a direct result of the issuance of the 24,000 incentive stock options with tandem stock appreciation rights in 2014 and recognized $0 in compensation expense related to 4,375 unvested stock options in 2019.  There were no unvested stock options in 2020.

Pinnacle expensed $161 in 2020 in compensation expense as a direct result of the granting of 4,700 shares of restricted stock to employees in 2017, 5,675 shares of restricted stock to employees in 2018, 7,700 shares of restricted stock to employees in 2019 and 7,100 shares of restricted stock to employees in 2020 and expects to expense $141 in 2021, $73 in 2022 and $16 in 2023 on such restricted stock.

Stock option activity during the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2018	24,125	$12.30
Forfeited	—	—
Exercised	5,750	10.17
Granted	—	—
Balance as of December 31, 2019	18,375	$12.97
Forfeited	—	—
Exercised	8,000	9.42
Granted	—	—
Balance as of December 31, 2020	10,375	$15.70

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Exercise	Outstanding	Life	Exercise	Exercisable at	Exercise
Price	at 12/31/20	(in years)	Price	12/31/2020	Price
$15.70	10,375	2.1	$15.70	10,375	$15.70

The following table summarizes information about stock options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Exercise	Outstanding	Life	Exercise	Exercisable at	Exercise
Price	at 12/31/19	(in years)	Price	12/31/2019	Price
$9.00	7,500	0.4	$9.00	7,500	$9.00
15.70	10,875	3.1	15.70	10,875	15.70

(19)	Subsequent Events

Pinnacle has evaluated all other subsequent events for potential recognition and/or disclosure in the December 31, 2020 consolidated financial statements through March 30, 2021, the date the consolidated financial statements were available to be issued.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of Pinnacle and its subsidiaries during the last two fiscal years ended December 31, 2020. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2020, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.Controls and Procedures

Pinnacle’s management, including Pinnacle’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of December 31, 2020. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Pinnacle’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Pinnacle files or submits under the Exchange Act  with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Pinnacle’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Pinnacle’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Pinnacle or its subsidiary to disclose material information required to be set forth in Pinnacle’s periodic reports.

There have been no significant changes during 2020, in Pinnacle’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting.

Pinnacle’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management’s internal control over financial reporting is a process designed under the supervision of Pinnacle’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Pinnacle’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2020, Pinnacle’s internal control over financial reporting was effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of Pinnacle's independent auditor regarding internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors

Pinnacle’s board of directors (the “Board”) is divided into three classes (I, II and III) of directors.  The following biographical information discloses, as of March 23, 2021, each director’s age, business experience in the past five years and the specific experience, qualifications, attributes and skills supporting the Pinnacle board’s determination that each of these directors is a good fit for service on the board of directors, as well as the year each director joined the board of directors.

There are no family relationships among any of our current directors and executive officers.

Name (Age) and Address	Principal Occupation	Director of Pinnacle Since
Class I Directors
Elton W. Blackstock, Jr. (58) Hurt, Virginia	Retired Administrator Blue Ridge Regional Jail	2015
George W. Davis, III (70) Danville, Virginia	President Davis Storage & Warehouse, Inc.	2020
Robert L. Finch, Jr. (64) Lynch Station, Virginia	President & General Manager Finch and Finch, Inc. (funeral and cremation service)	2013
Aubrey H. (Todd) Hall, III (50) Rustburg, Virginia	President and Chief Executive Officer Pinnacle Bankshares Corporation President and Chief Executive Officer First National Bank	2011
Dr. Robert L. Johnson, II (55) Forest, Virginia	Superintendent Campbell County, Virginia Schools	2014
Class II Directors
James E. Burton, IV (64) Lynchburg, Virginia	Business Development Manager Slurry Pavers, Inc. (pavement preservation contractor)	1998
Judson H. Dalton (41) Lynchburg, Virginia	Project Manager, Estimator and Home Office Manager English Construction Company	2012
Donald W. Merricks (69) Danville, Virginia	Retired Chief Integration Officer First National Bank Prior Chairman of the Board and Chief Executive Officer Virginia Bank Bankshares, Inc. and Virginia Bank and Trust Company	2020
A. Patricia Merryman (66) Rustburg, Virginia	Vice President Sonny Merryman, Inc. (transportation equipment distributor)	2010
Dr. Albert L. Payne(70) Danville, Virginia	President Danville Dental Associates, PC	2020

Class III Directors
Connie C. Burnette (63) Rustburg, Virginia	Vice President and Accounting & Human Resources Manager Wiley/Wilson (engineering firm)	2016
L. Frank King, Jr. (78) Danville, Virginia	Retired President and Chief Executive Officer Virginia Bank and Trust Company	2020
Carroll E. Shelton (70) Hurt, Virginia	Retired Vice President Pinnacle Bankshares Corporation Retired Senior Vice President and Chief Credit Officer First National Bank	1990 (1)
C. Bryan Stott (70) Altavista, Virginia	Vice President and Branch Manager Stifel Nicolaus (investment firm)	2010
Michael E. Watson (66) Gladstone, Virginia	Controller / Treasurer Flippin, Bruce & Porter, Inc. (investment advisors)	2003
James O. Watts, IV, Esq. (55) Lynchburg, Virginia	Vice President Scott Insurance (insurance providers)	2015

(1)	Reflects the year that Mr. Shelton joined the board of directors of First National Bank. Effective May 1, 1997, Pinnacle became the holding company for First National Bank.

Director Qualifications and Experience

Pinnacle’s Nominating Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board and to the Company and its shareholders.  Although the Company has no formal policy regarding diversity, the Board of Directors believes that the Board should include directors with diverse experience and business knowledge and believes that the directors bring a diverse range of perspectives to the Board’s deliberations.  The Nominating Committee considers director qualifications according to the particular areas of expertise being sought as a complement to the existing Board composition at the time.  Minimum qualifications include high-level leadership experience in business activities, breadth of knowledge about issues affecting the Company and the Bank, understanding of the customers served by the Bank, a willingness to promote the success and economic growth of the Bank and time available for meetings and consultation on Company and Bank matters.  Additionally, no individual may be nominated for election or elected as a director of the Company if on the date of his or her election the individual would be age 72 or older. However, the Board has exempted from this maximum age policy each currently serving director through the adjournment of the Annual Meeting.

The Board has concluded that each director possesses the personal traits described above.  In considering the directors’ individual experience, qualifications, attributes and skills, the Board has concluded that the appropriate experience, qualifications, attributes and skills are represented for the Board as a whole and for each of the Board's committees.   In addition, each director possesses characteristics that led the Board to conclude that such person should serve as a director. The following paragraphs provide information as of the date of this Annual Report on 10-K about each director, including information each such director has given us about all positions he/she holds, his/her principal occupation and business experience for the past five years. None of the directors currently serves as a director or has served as a director of any other publicly-held company during the past five years.  In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he/she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty, and adherence to high ethical standards.  Each director has demonstrated business and financial acumen, an ability to exercise sound judgment, compatibility with other directors, as well as a commitment to service to the Company and our Board.  There are no family relationships among any directors and executive officers.

Elton W. Blackstock, Jr.; Director since 2015

Mr. Blackstock, who is a Pittsylvania County native, retired as Administrator of the Blue Ridge Regional Jail Authority in 2012, where he was employed for 15 years. He has over 30 years’ experience with the military, law enforcement and corrections, which includes the United States Navy, Pittsylvania County Sheriff’s Department and Virginia Department of Corrections.  Mr. Blackstock currently serves on the board of directors of the Western Region Jail Association.  He previously served on the Pittsylvania County Board of Supervisors as the Staunton River District Representative and as its Finance Committee Chairman; the Pittsylvania County and Danville Regional Industrial Facility Authority Board; and as chairman of the Staunton River Regional Industrial Authority Board and the Pittsylvania County Service Authority Board.  Mr. Blackstock received his Associate’s Degree from Danville Community College. Through his professional background and public service, Mr. Blackstock has acquired skills in budget development, personnel and operational policies, issue resolution and preparation of legal defense matters, all of which are of value to the Board.

Connie C. Burnette; Director since 2016

Ms. Burnette is Vice President and Manager of Accounting & Human Resources for Wiley/Wilson, an architectural and engineering firm, where she has been employed in various positions since 2007.  Prior to Wiley/Wilson, she worked as the Human Resources Director for Consolidated Shoe Company, Inc.  Other work experience includes Accounting Manager for Consolidated Shoe and Assistant Controller for Courtland Manufacturing Company. Ms. Burnette has her Professional in Human Resources (PHR) and Society for Human Resource Management (SHRM-CP) certifications. Additionally, she is an active member of the National Employee Stock Ownership Plan Association where she has served on the Executive Committee of the State and Regional Chapter Council and is currently President of the Mid-Atlantic Chapter.  Ms. Burnette graduated from Rustburg High School and attended Central Virginia Community College. She provides valuable input to the Board regarding the oversight of employee compensation and benefits programs as well as advocacy of First National Bank within the markets it serves.

James E. Burton, IV, Chairman of the Board; Director since 1998

Mr. Burton is the Business Development Manager for Slurry Pavers, Inc., a pavement preservation contractor based in Richmond, Virginia, where he has been employed since 2020.  He served as the sole member of Site Solutions, LLC, a pavement consulting company, from April 2019 to December 2019.  From 2015 until 2019, Mr. Burton served as Vice President of the Asphalt Contracting Division for Boxley Materials Company (“Boxley”), which specializes in highway construction and asphalt paving.  He was employed by Boxley’s predecessor company, Templeton Paving, LLC, from 1984 to 2015 and prior to that served as General Manager for Amlite Corporation.  Mr. Burton earned a Bachelor of Science degree in Civil Engineering from the Virginia Military Institute.  He has previously served as president and a director of the Old Dominion Highway Contractors Association and as a member of the board of trustees of Westminster Canterbury in Lynchburg, Virginia.  Mr. Burton brings to the Board leadership and consensus-building skills, experience in executive management, insights into corporate finance and risk management and extensive knowledge of the communities served by Pinnacle.

Judson H. Dalton; Director since 2012

Mr. Dalton is employed by English Construction Company, Incorporated (“English”), a third-generation family-owned business based out of Lynchburg, Virginia providing a wide array of construction services throughout the Mid-Atlantic and Southeast regions of the United States. He currently serves as a Project Manager, Estimator and Home Office Manager for English, and is a member of English’s founding family. He holds a Bachelor of Arts degree in Economics from Randolph Macon College. Mr. Dalton has strong knowledge of the Central Virginia market and his experience in the construction industry provides the Board valuable insight regarding this important sector of the economy.

George W. Davis, III; Director since 2020

Mr. Davis is part owner and President of Davis Storage & Warehouse, Inc., a third generation full-service warehouse, shipping and logistics company located in Danville, Virginia, where he has been employed for 49 years.  He attended Virginia Polytechnic Institute before returning to Danville to become involved in the family business.  He is a life-long resident of Danville and has been involved in several community organizations.  He is chairman of the River District Design Commission, on the board of directors of the Danville Golf Club, past Vice President of God’s Storehouse, and former president of the Southeast Warehouse Association.

He served on the boards of directors of Virginia Bank Bankshares, Inc. and Virginia Bank and Trust Company (Virginia Bank) for 4 years.  Mr. Davis brings valuable knowledge of the Danville market and business acumen to the Board.

Robert L. Finch, Jr.; Director since 2013

Mr. Finch serves as President and General Manager of Finch & Finch, Inc. Funeral & Cremation Service located in Altavista and Gladys, Virginia.  Finch & Finch is a family-owned and managed business, established in 1905, with Mr. Finch representing the fourth generation of the Finch family. He attended Lynchburg College, graduated with a Bachelor of Science degree in 1980 from Elon University, received an Associate Degree from Gupton-Jones College of Funeral Service in Atlanta, Georgia in 1992, and was licensed as a funeral service licensee that same year.  Mr. Finch currently serves on the board of directors of the Powell Foundation.  He is a Past President of the Virginia Funeral Directors Association (VFDA). He was named VFDA Outstanding Member of the Year in 2008 and Virginia’s Funeral Director of the Year in 2003 and 2009. Mr. Finch is dedicated to community activities and is President of the Citizens for Altavista Baseball. He is a former member and a past President of the Lions Club of Altavista and a past board member of The Greater Lynchburg Community Foundation, Altavista Area YMCA, Altavista Chamber of Commerce and Altavista Vocational Advisory Council. Mr. Finch brings to the Board extensive management acumen and valuable knowledge of the Altavista market.

Aubrey H. (Todd) Hall, III; President & Chief Executive Officer; Director since 2011

Mr. Hall is President and Chief Executive Officer of Pinnacle and First National Bank, a position he has held since 2011.  He joined First National Bank in 2003 after nearly 11 years with Central Fidelity Bank and its successor, Wachovia Bank.  Mr. Hall serves on the boards of Bankers Insurance, LLC, the Powell Foundation, the Virginia Bankers Association (“VBA”), and VBA Management Services, Inc.  He is a past Chairman of the board of directors of the Lynchburg Regional Business Alliance and VBA Management Services, Inc. Mr. Hall earned a Bachelor of Arts degree in Accounting from Lynchburg College (now the University of Lynchburg) in 1992.  He is a graduate of the Virginia Bankers School of Bank Management at the University of Virginia and the Graduate School of Banking at Louisiana State University, where he is a prior member of the board of trustees. Mr. Hall has a diverse background in the banking industry and strong knowledge of the banking business. He provides the Board keen insight into the markets served by Pinnacle and carries with him the respect of the other members of the Board.

Dr. Robert L. Johnson, II; Director since 2014

Dr. Johnson is Superintendent of Campbell County, Virginia Schools, a position he has held since 2009.  He received his Doctorate of Education in 2004 from the University of Virginia where he also received his Bachelor and Master of Education degrees. He received the William H. Seawell Memorial Award in 2003 and is currently a member of the American Association of School Administrators and the Virginia Association of School Superintendents. Dr. Johnson presently serves as a member of the Central Virginia Workforce Development Board and the UVA K12 Advisory Council. He is the past Chairman of Virginia’s Region V Superintendents and presently serves as Region V’s legislative representative.  Dr. Johnson has an extensive background in education and administration and provides the Board with leadership and consensus-building skills on a variety of matters, including corporate governance and succession planning.

L. Frank King, Jr.; Director since 2020

Mr. King is the prior President and Chief Executive Officer of Virginia Bank, having retired in April of 2009 after serving in the role for 9 years.  He served on the boards of directors of Virginia Bank Bankshares, Inc. and Virginia Bank for 25 years.  Mr. King holds a Bachelor of Science in Business Administration and Masters of Business Administration from Averett University.  He started his banking career in 1969 at Schoolfield Bank & Trust located in Danville, Virginia.  Mr. King is a life-long resident of Danville/Pittsylvania County and is active in several community organizations including the Rotary Club of Danville, Elks of Danville, and Danville Morning Lions Club.  He is a former board member of the Danville Salvation Army and the Blue Ridge Mountains Council, Boy Scouts of America.  Mr. King is a veteran of the United States Marine Corps, having served actively from 1960 until 1964 and in the reserves from 1964 until 1966.  His prior experience as Chief Executive Officer of Virginia Bank and knowledge of the Danville community provide valuable insight to the Board.

Donald W. Merricks; Vice Chairman of the Board; Director since 2020

Mr. Merricks retired from First National Bank in February of 2021 after serving as Executive Vice President and Chief Integration Officer.  He is the prior Chairman of the boards of directors and Chief Executive Officer of Virginia Bank Bankshares, Inc. and Virginia Bank, having served on the boards of directors for 14 years and as Chief Executive Officer for nearly 3 years.  Prior to becoming Chief Executive Officer of Virginia Bank, Mr. Merricks owned and operated J. W. Squire Company, Inc., a Danville, Virginia based building specialties company, for 20 years.  Prior to that, he was Executive Vice President for First Virginia Bank-Piedmont, where he was employed for approximately 25 years in various roles within operations, accounting and commercial lending.  Mr. Merricks is also a former member of the Virginia General Assembly, having served in the House of Delegates for 6 years, retiring in 2014, and the prior Chair of the board of directors of the Institute for Advanced Learning and Research in Danville, Virginia.  Additionally, he holds a Bachelor of Science degree in Business Administration and a Masters of Business Administration from Averett University.   Mr. Merricks’ involvement in the community and his diversified business background and experience provide Pinnacle with valuable insight regarding its markets and its overall banking operation.

A. Patricia Merryman; Director since 2010

Ms. Merryman is Executive Vice President of Sonny Merryman, Inc., a privately held transportation equipment distributor, with primary responsibility for trailer and container sales and rentals. After attending Averett College, she became employed by the company in 1977. Ms. Merryman helps and supports the Central Virginia Court Appointed Special Advocates program.  She previously served on the board of trustees for the University of Lynchburg (formerly Lynchburg College).  She also previously served on the board of directors of the Lynchburg Regional Chamber of Commerce and Amazement Square Children’s Museum in Lynchburg, Virginia and is a former member of Virginia Tech’s “Women in Leadership.” Ms. Merryman’s business management experience, extensive leadership in non-profit organizations and integral involvement in many of the communities Pinnacle serves uniquely position her to be a strong advocate of Pinnacle and to provide the Board with an important perspective on corporate strategy.

Albert L. Payne, D.D.S.; Director since 2020

Dr. Payne is President and founding dentist of Danville Dental Associates, PC, a multi-doctor dental practice serving the Danville-Pittsylvania County community since 1976.  He graduated from the College of William and Mary with a Bachelor of Science degree in Biology and from Virginia Commonwealth University’s School of Dentistry with a Doctor of Dental Surgery degree. Dr. Payne has served on the Board of Delta Dental of Virginia for 25 years, and on the Dental Policy and Marketing Committees and as Chairman of the Executive Compensation Committee. He served on the Pittsylvania County School Board for 12 years and as Chairman of the Building Committee, whose responsibility was the planning for two new elementary schools. He also served on the boards of directors of Virginia Bank Bankshares, Inc. and Virginia Bank for 25 years and was Chairman of the Loan Committee. He is a life-long member of Trinity United Methodist Church where he presently serves as Chairman of the Finance Committee.  Dr. Payne is also a life-time member of the American and Virginia Dental Associations as well as the Piedmont Dental Society, the Danville Regional Dental Society, the American College of Dentists and the International College of Dentists.  He was named a Fellow in the Piedmont Dental Society and the American College of Dentists. Through his professional background and public service Dr. Payne brings a wealth of experience in business management and human resources to Pinnacle, as well as knowledge of the Danville-Pittsylvania County community of which he is a well-respected member.

Carroll E. Shelton; Director since 1990

Mr. Shelton retired from Pinnacle and First National Bank in July 2013.  He served as Vice President of Pinnacle and Senior Vice President and Chief Credit Officer of First National Bank, where he had been employed since 1973 in a variety of roles, primarily in loan administration.  Mr. Shelton served as a member of the board of directors of the Altavista Area Chamber of Commerce and also has served on the Hurt Town Council. He has been a member of the Exchange Club of Altavista and a member of the Altavista Downtown Revitalization Committee. Mr. Shelton earned a Bachelor of Science degree in Mathematics from Virginia Tech and is a graduate of the Virginia Bankers School of Bank Management at the University of Virginia. Mr. Shelton brings to the Board an extensive understanding of Pinnacle’s business, history, organization and various constituencies, as well as community banking expertise and management experience.

C. Bryan Stott; Director since 2010

Mr. Stott is First Vice President and Lynchburg Branch Manager of Stifel Nicolaus, an investment services firm.  He was a partner with J.C. Bradford, the largest investment services firm headquartered in the Southeast prior to being acquired, and has been employed with Stifel and its predecessor firms since 1984.  Mr. Stott earned a Bachelor of Arts degree from the University of Virginia and a Masters of Business Administration degree from Wake Forest University.  He has served as President and a member of the board of directors of the Altavista Area YMCA and the Altavista Rotary Club.  Mr. Stott’s executive management experience and extensive knowledge of finance adds an important dimension to Pinnacle’s board in addition to bringing a unique perspective on corporate governance related matters and capital liquidity strategies.

Michael E. Watson; Director since 2003

Mr. Watson is Controller/Treasurer of Flippin, Bruce & Porter, Inc., a Lynchburg investment advisory firm, where he has been employed since 1997. His previous employment experience was as Chief Operating Officer for The Greenwood Partnership, Chief Financial Officer for The Lester Group and Audit Manager with Coopers & Lybrand. Mr. Watson is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree in Accounting from Virginia Tech. Mr. Watson provides the Board with invaluable expertise in financial accounting matters, auditing practices and risk management programs and policies.

James O. Watts, IV, Esq.; Director since 2015

Mr. Watts is Vice President of Scott Insurance, one of the largest independent insurance agencies in the Southeast, where he focuses on Commercial Property & Casualty Insurance. He has been employed with Scott since 1999.   He practiced law at Edmunds & Williams in Lynchburg from 1991 to 1999, where he became a partner.  Mr. Watts received his Bachelors of Arts from the University of Virginia in 1988 and his law degree from Washington & Lee University in 1991.  He currently serves as co-chair of the Jefferson Scholars Lynchburg Regional Selection Committee and as president of the boards of Lynchburg Area Development Corporation and YMCA of Central Virginia. Mr. Watts provides the Board with valuable input based on his legal and business expertise as well as strong advocacy as First National Bank continues to enhance its presence in the Lynchburg market.

Executive Officers

The following biographical information discloses as of March 23, 2021, each executive officer’s age, the positions held with Pinnacle and First National Bank, the term of office as an executive officer and business experience for the past five years.

Name (Age)	Principal Occupation During Past Five Years
Aubrey H. Hall, III (50)

President and Chief Executive Officer of Pinnacle Bankshares Corporation and Chief Executive Officer and Trust Officer of First National Bank since July 2011; Director, Pinnacle Bankshares Corporation and First National Bank since 2011; President of First National Bank since January 2011. Previously, Executive Vice President of Pinnacle Bankshares Corporation and President and Chief Operating Officer of First National Bank from January 2011 to July 2011 and Chief Lending Officer of First National Bank from 2007 to 2011.

Bryan M. Lemley (49)

Secretary, Treasurer and Chief Financial Officer of Pinnacle Bankshares Corporation since 2000 and Executive Vice President of First National Bank since 2020.  Previously, Senior Vice President of First National Bank from 2010 to 2020 and Cashier and Chief Financial Officer of First National Bank since 2000.

Thomas R. Burnett, Jr. (64)

Vice President of Pinnacle Bankshares Corporation since 2017 and Chief Lending Officer and Executive Vice President of First National Bank since 2020. Previously, Senior Vice President from 2011 to 2020 and Commercial Lender and Vice President of First National Bank from 2001 to 2011.

Code of Ethics

The Board has approved a Code of Conduct and Conflicts of Interest Policy (the “Code”) for directors, officers and employees of Pinnacle and each of its subsidiaries including Pinnacle’s Chief Executive Officer and Chief Financial Officer. The Code addresses such topics as conflicts of interest, business dealings with customers, community involvement, political involvement, confidentiality, loans, prohibition of certain gifts, and illegal activities. It is available on First National Bank’s website at www.1stnatbk.com under “Investor Relations/Corporate Information/Governance Documents.”

Pinnacle intends to provide any required disclosure of an amendment to or waiver from the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on First National Bank’s website at www.1stnatbk.com under “Investor Relations/Corporate Information/Governance Documents” promptly following the amendment or waiver. Pinnacle may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11. Executive Compensation

The Compensation Committee of the Board, who are independent for compensation committee purposes under the listing standards of the NASDAQ Stock Market, reviews officer and employee compensation and employee benefit plans and makes recommendations to the Board concerning such matters.

The Compensation Committee reviews the performance of Pinnacle’s President and Chief Executive Officer and recommends appropriate compensation for the following year to the Board for approval. The Committee also recommends any equity compensation or other compensation Pinnacle’s President and Chief Executive Officer may receive, to the Board for approval.

Pursuant to its charter, the Compensation Committee may delegate its duties to any subcommittee or any member of senior management. Compensation of senior management is determined by Pinnacle’s President and Chief Executive Officer with direction from the Compensation Committee staying within the targeted overall compensation budgeted by Pinnacle.

Pinnacle does not have written employment agreements with senior management. The compensation of senior management, including Pinnacle’s President and Chief Executive Officer, is a mix of base salary and equity compensation designed to be competitive with Pinnacle’s peers and to enhance long-term value to Pinnacle’s shareholders. The compensation setting process includes establishing a targeted overall compensation for Pinnacle by the Compensation Committee.

Pinnacle has a discretionary cash incentive compensation program for its employees that identifies factors that the Board will consider when evaluating possible discretionary bonus payments in December each year. For 2020, the Board approved a discretionary bonus of 5% of salary to all employees, including the named executive officers, in recognition of record earnings, and in 2019 the Board approved a discretionary bonus of 8% of salary to all employees including the named executive officers.

The following table provides compensation information concerning Mr. Aubrey H. Hall, III, Pinnacle’s President and Chief Executive Officer, Mr. Bryan M. Lemley, Pinnacle’s Secretary, Treasurer and Chief Financial Officer and Mr. Thomas R. Burnett, Jr., Pinnacle’s Vice President, the named executive officers of Pinnacle for 2020. All compensation, other than director fees for service on Pinnacle’s board of directors, was paid by First National Bank. The following table summarizes compensation earned by these named executive officers in 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
		($)(1)	($)(2)	($)(3)	($)(4)	($)
Aubrey H. (Todd) Hall, III	2020	301,828	14,591	42,500	30,539	389,458
President and Chief Executive Officer	2019	287,078	22,166	66,000	32,058	407,302
Bryan M. Lemley	2020	180,797	9,040	19,125	7,172	216,134
Secretary, Treasurer and Chief Financial Officer	2019	173,441	13,875	29,700	6,109	223,125
Thomas R. Burnett, Jr.	2020	170,369	8,518	19,125	7,937	205,949
Vice President	2019	165,422	13,234	29,700	7,819	216,175

(1)	Includes a combined Pinnacle and First National Bank board of directors retainer of $10,000 paid in cash for each of 2020 and 2019 for Mr. Hall.
(2)	The amounts in this column reflect the bonuses granted under Pinnacle’s discretionary cash incentive compensation program for employees in 2020 and 2019.
(3)

The amounts in this column reflect the aggregate grant date fair value of restricted stock awards granted during 2020 and 2019 pursuant to the 2014 Incentive Stock Plan, calculated in accordance with ASC Topic 718, based on the closing price of Pinnacle’s stock on the date of grant.

(4)

“All Other Compensation” for 2020 consists of the following: for Mr. Hall, $3,116 for additional life insurance coverage, $9,975 in company match under the 401(k) Plan, $458 in bank owned life insurance premiums and $16,990 in incremental cost for the use of a company-owned automobile (which includes depreciation, insurance, gas and maintenance); for Mr. Lemley $227 for additional life insurance coverage, $6,649 in company match under the 401(k) Plan, $296 in bank owned life insurance premiums; and for Mr. Burnett, $934 for additional life insurance coverage, $6,266 in company match under the 401(k) Plan and $737 in bank owned life insurance premiums.  The cost for additional life insurance coverage in excess of $50,000 provided by Pinnacle’s group-term life insurance policy for employees is based on the imputed cost of coverage calculated using the IRS Premium Table.

Pinnacle’s 2014 Incentive Stock Plan. The 2014 Incentive Stock Plan was adopted by shareholders in 2014 and makes available up to 150,000 shares of common stock for awards of stock options, tandem or stand-alone stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to key employees and directors of Pinnacle and its subsidiaries. To date, Pinnacle has granted stock options with tandem stock appreciation rights and restricted stock under the 2014 Incentive Stock Plan. The purpose of plan is to promote the long-term success of Pinnacle and its subsidiaries by providing incentives to key employees and directors who will promote the identification of their personal interests with the long-term financial success of Pinnacle and with growth in shareholder value. The 2014 Incentive Stock Plan is designed to provide flexibility to Pinnacle in its ability to motivate, attract, and retain the services of key employees and directors upon whose judgment, interest, and special effort the successful conduct of its operation is largely dependent. Awards are granted based upon the ability of key employees and directors to affect the performance of Pinnacle. Pinnacle grants awards as a motivation to its employees and directors and as a retention tool since the awards generally vest over three or more years, subject to earlier vesting under certain circumstances.

The Compensation Committee of the Board (for purposes of this section, the “Committee”) administers the 2014 Incentive Stock Plan. All members of the Committee are independent for compensation committee purposes under the listing standards of the NASDAQ Stock Market. The Committee has authority to determine the key employees and directors to whom awards shall be made and to approve awards, but typically approves and recommends awards for approval by the entire Board.

Each award under the 2014 Incentive Stock Plan is made pursuant to a written agreement between Pinnacle and the recipient of the award. In administering the plan, the Committee has the authority to determine the terms and conditions upon which awards are made and exercised, to determine the terms and provisions of each agreement, to construe and interpret the plan and the agreements, to establish, amend, or waive rules or regulations for the plan’s administration, to accelerate the exercisability of any award, the end of any performance period, or termination of any period of restriction, and to make all other determinations and take all other actions necessary or advisable for the administration of Pinnacle’s 2014 Incentive Stock Plan.

The Board may terminate, amend, or modify Pinnacle’s 2014 Incentive Stock Plan from time to time in any respect without shareholder approval, unless the particular amendment or modification requires shareholder approval under the Internal Revenue Code, the rules and regulations under Section 16 of the Exchange Act, the rules of any stock exchange on which Pinnacle’s common stock is listed or pursuant to any other applicable laws, rules, or regulations.

Prior to adoption of Pinnacle’s 2014 Incentive Stock Plan, Pinnacle’s Compensation Committee and Board granted equity awards under the 2004 Incentive Stock Plan, pursuant to which awards of stock options (with and without tandem stock appreciation rights), stand-alone and tandem stock appreciation rights, restricted stock, unrestricted stock and restricted stock units could be granted to key employees of Pinnacle and its subsidiaries. The 2004 Incentive Stock Plan expired in 2014, but certain stock options granted under the plan remain outstanding.

The following table reflects certain information regarding unvested restricted stock held at December 31, 2020 by Messrs. Aubrey H. Hall, III, Lemley and Burnett. Pinnacle granted 2,000 shares of restricted stock on August 1, 2020 with a 3 year cliff restriction to Mr. Aubrey H. Hall, III, 900 shares of restricted stock on August 1, 2020 with a 3 year cliff restriction to Mr. Lemley and 900 shares of restricted stock on August 1, 2020 with a 3 year cliff restriction to Mr. Burnett.  There were no outstanding options held by Messrs. Hall, Lemley or Burnett as of December 31, 2020.

Outstanding Equity Awards at 2020 Fiscal Year-End

	Stock Awards

	Number of shares or units of stock that have not vested (1)	Market Value of shares or units of stock that have not vested (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	($)	(#)	($)
Aubrey H. (Todd) Hall, III	5,750	132,250	—	—
Bryan M. Lemley	2,625	60,375	—	—
Thomas R. Burnett, Jr.	2,550	58,650	—	—

(1)

The amounts in this column reflect the number of shares of restricted stock granted in 2018 through 2020 to the named executive officer pursuant to Pinnacle’s 2014 Incentive Stock Plan. The shares vest on the third anniversary of the grant date.

(2)

The amounts in this column represent the fair market value of the restricted stock as of December 31, 2020, based on the closing price of Pinnacle’s common stock on December 31, 2020, which was $23.00.

Change in Control Agreements. Pinnacle has entered into agreements with Messrs. Aubrey H. Hall, III, Lemley and Burnett that provide for severance payments and certain other benefits if their employment terminates under specified conditions in anticipation of or after a “change in control” (as defined therein) of Pinnacle. The agreements for Messrs. Hall and Lemley were amended and replaced effective as of January 1, 2017. The agreement for Mr. Burnett was effective as of July 1, 2017. Each of these agreements has an initial term of three years from its effective date and automatically renews each year for a rolling three-year term, unless terminated or not renewed under its terms. Payments and benefits will be paid under each agreement if, within two years following a change in control, (i) the executive’s employment is terminated involuntarily without “cause” (as defined therein) and not as a result of death or disability, or (ii) the executive terminates his employment voluntarily for “good reason” (as defined therein). Payments and benefits will also be paid if the executive’s employment is terminated prior to a change in control if the executive can reasonably demonstrate that the termination was at the request of a third party who has taken steps reasonably calculated to effect a change in control or was in connection with, or in anticipation of, a change in control. These agreements also contain customary non-disclosure, non-solicitation, non-recruitment and non-hiring provisions that apply during the executive’s employment and generally continue for five years (non-disclosure) or two years (non-solicitation, non-recruitment, non-hiring) after termination following a change in control. “Change in control” is defined generally to include (i) the acquisition of stock by a person or group that constitutes more than 50% of the total fair market value or total voting power of Pinnacle’s common stock, (ii) the acquisition of 30% or more of Pinnacle’s voting stock either at one time or over a 12-month period, (iii) certain changes in the composition of the Board over a 12-month period, or (iv) an acquisition of 40% or more of Pinnacle’s assets either at one time or over a 12-month period.

If Mr. Hall is employed by Pinnacle immediately prior to a change in control, or if his employment is terminated prior to a change in control and he can reasonably demonstrate that the termination was at the request of a third party who has taken steps reasonably calculated to effect a change in control or was in connection with or in anticipation of a change in control, he would be entitled to receive on the date of the change in control a lump sum payment in an amount calculated by determining his accrued benefit under the Retirement Plan (as defined below) projected to, and calculated as if, he had remained employed through his normal retirement date, as described in the agreement, then subtracting his accrued benefit actually accrued under the Retirement Plan on the date of calculation, and then converting the difference to a lump sum, in accordance with the lump sum conversion provisions in the Retirement Plan.

In the event of a covered termination following a change in control, Mr. Hall would also be entitled to receive (i) a severance payment made in ten quarterly installments, with the total of such installments being equal to 2.5 times the sum of Mr. Hall’s highest annual base salary in effect at any time during the 24-month period ending on the date of the change in control and his highest aggregate bonuses payable for any of Pinnacle’s three fiscal years ending immediately prior to the fiscal year that includes the date of the change in control, and (ii) a continuation of employee welfare benefits for 2.5 years following his termination of employment. In addition, Mr. Hall would have the right to require Pinnacle to purchase his principal residence at its fair market value if he requests within six months after his termination of employment.

In the event the total payments and benefits payable would result in the imposition of an excise tax, Mr. Hall would receive a gross-up payment for the value of any such excise tax and any taxes imposed on the gross-up payment.

If Mr. Lemley is employed by Pinnacle immediately prior to a change in control, or if his employment is terminated prior to a change in control and he can reasonably demonstrate that the termination was at the request of a third party who has taken steps reasonably calculated to effect a change in control or was in connection with or in anticipation of a change in control, he would be entitled to receive on the date of the change in control a lump sum payment in an amount calculated by determining his accrued benefit under the Retirement Plan projected to, and calculated as if, he had remained employed through his normal retirement date, as described in the agreement, then subtracting his accrued benefit actually accrued under the Retirement Plan on the date of calculation, and then converting the difference to a lump sum, in accordance with the lump sum conversion provisions in the Retirement Plan.

In the event of a covered termination following a change in control, Mr. Lemley would also be entitled to receive (i) a severance payment made in eight quarterly installments, with the total of such installments being equal to two times the sum of his highest annual base salary in effect at any time during the 24-month period ending on the date of the change in control and his highest aggregate bonuses payable for any of Pinnacle’s three fiscal years ending immediately prior to the fiscal year that includes the date of the change in control, and (ii) a continuation of employee welfare benefits for two years following his termination of employment.

In the event the total payments and benefits payable would result in the imposition of an excise tax, Mr. Lemley would receive a gross-up payment for the value of any such excise tax and any taxes imposed on the gross-up payment.

In the event of a covered termination following a change in control, Mr. Burnett would be entitled to receive (i) a severance payment made in eight quarterly installments, with the total of such installments being equal to two times the sum of his highest annual base salary in effect at any time during the 24-month period ending on the date of the change in control and his highest aggregate bonuses payable for any of Pinnacle’s three fiscal years ending immediately prior to the fiscal year that includes the date of the change in control, and (ii) a continuation of employee welfare benefits for two years following his termination of employment. Under a “best-net” approach, in the event the total payments and benefits payable to Mr. Burnett would result in the imposition of an excise tax under Section 280G of the Internal Revenue Code, Mr. Burnett would not receive a gross-up payment and instead his total payments and benefits would be reduced to avoid the excise tax only if such a reduction would cause Mr. Burnett to receive more after-tax compensation than without a reduction.

Payments to Messrs. Hall, Lemley and Burnett may also be limited by applicable banking limitations on golden parachutes.

Retirement Plan. First National Bank maintains a non-contributory defined benefit retirement plan (the “Retirement Plan”) covering substantially all employees who have reached the age of 21 and have been fully employed for at least one year. The Retirement Plan, sponsored by the VBA, provides participants with retirement benefits related to salary and years of credited service. Employees become vested after five plan years of service, with a minimum of 1,000 hours per year, and the normal retirement date is the first day of the month coinciding with or following the employee’s 65th birthday. The Retirement Plan does not cover directors who are not active employees. The current contribution formula for the Retirement Plan provides a retirement benefit that is calculated as 1% times average compensation times years of service (up to the maximum of 30 years of service) (for service before January 1, 2009, the percentage is 1.5% instead of 1.0%), .75% times average compensation times years of service (in excess of 30 years of service up to the maximum of 35 years of service) and is integrated for social security. The compensation taken into account under the Retirement Plan is limited by the Internal Revenue Code’s compensation limit. The Retirement Plan has been changed over the years but benefits accrued prior to any change in formula will be preserved as required under applicable law. The present value of the accumulated benefit under the Retirement Plan as of December 31, 2020 was $653,521 for Mr. Aubrey H. Hall, III credited with 18 years of service, $428,322 for Mr. Lemley credited with 21 years of service and $676,585 for Mr. Burnett, credited with 19 years of service.

Profit Sharing/401(k) Plan. First National Bank maintains the 401(k) Plan originally effective January 1, 1997. The 401(k) Plan, sponsored by the VBA, authorizes a maximum elective pre-tax or Roth salary deferral of up to 96% of compensation, subject to statutory limitations, and also includes an automatic contribution provision. All full-time employees who have reached the age of 21 and have at least one month of service are eligible to participate. First National Bank is currently a qualified safe harbor plan and provides for safe harbor matching contributions equal to 100% of the first 1% of salary deferrals and 50% of the next 5% of salary deferrals. Contributions and earnings may be invested in various investment vehicles offered through the VBA. The 401(k) Plan also provides for discretionary employer profit-sharing contributions in such amounts, if any, as the Board determines. Employees become 100% vested in any employer contributions that may be made after two plan years of service. The amount expensed for the 401(k) Plan during the year ended December 31, 2020, was $209,000.

Director Compensation

The Board determines the compensation for its directors.  The Company uses compensation survey information from similar sized financial institutions in Virginia to determine the appropriate levels of director compensation.  For 2020, all directors of the Company received an annual retainer of $4,000, and directors of the Bank received an additional annual retainer of $6,000.  The Chairman of the Board received an additional retainer of $3,000.  The Vice Chairman of the Board received an additional retainer of $1,500.  The Chairman of the Audit Committee received an additional retainer of $1,500, the Chairman of the Risk Management Committee received an additional retainer of $375, the Chairman of the Compensation Committee received an additional retainer of $1,500, and the Chairman of the Nominating Committee received an additional retainer of $1,000.  The Company’s and the Bank’s outside directors also received $350 for each committee meeting attended.  Under the Company’s 2014 Incentive Stock Plan, directors may choose to receive up to 100% of their director fees in the form of Company common stock.

Pinnacle has a non-qualified deferred compensation plan (the “NQDC Plan”) pursuant to which directors could voluntarily defer up to 100% of cash retainers and fees earned for board service. Pinnacle froze participation in the NQDC Plan in connection with allowing directors to receive their director fees in the form of Pinnacle common stock under Pinnacle’s 2014 Incentive Stock Plan, although then participating directors were permitted to maintain their accounts in the plan. Directors are always 100% vested in their benefit under the NQDC Plan. Benefits are payable upon separation from service or a date certain, as elected by the director at the time of deferral, and are payable in the form, as elected by the director at the time of deferral, of a lump sum distribution or monthly or annual payments for 5, 10, 15 or 20 years. Participating directors can direct the hypothetical investment of deferred retainers and fees into funds identical to those offered in the defined contribution plan maintained by First National Bank (the “401(k) Plan”) and will be credited with the deemed investment gains and losses. The amount of the benefit will vary depending on the retainers and fees the director has deferred and the deemed investment gains and losses. Benefits upon death are payable to the director’s named beneficiary. Benefits under the NQDC Plan are paid from Pinnacle’s general assets.

The following table summarizes director compensation earned for 2020.

Director Compensation for 2020
	Fees Earned	All Other
Name	or Paid in Cash	Compensation	Total
(1)	($)(2)	($)(3)	($)
Elton W. Blackstock, Jr.	16,300	—	16,300
Connie C. Burnette	13,150	—	13,150
James E. Burton, IV	19,300	—	19,300
Judson H. Dalton	15,950	—	15,950
George W. Davis, III (4)	2,367	—	2,367
Robert L. Finch, Jr.	15,950	—	15,950
John L. Foster (4)(5)	2,367	—	2,367
Thomas F. Hall (5)	17,775	—	17,775
Dr. Robert L. Johnson, II	13,693	—	13,693
L. Frank King, Jr.(4)	2,367	—	2,367
Donald W. Merricks (4)	1,917	35,144	37,061
A. Patricia Merryman	18,350	—	18,350
Dr. Albert L. Payne (4)	2,367	—	2,367
Carroll E. Shelton	18,400	—	18,400
C. Bryan Stott	19,550	—	19,550
Michael E. Watson	17,225	—	17,225
James O. Watts, IV, Esq.	14,550	—	14,550

(1)    Compensation for Mr. Aubrey H. (Todd) Hall, III is included in the Summary Compensation Table.

(2)   The amounts in this column include any director fees to be received in the form of Pinnacle common stock under Pinnacle’s 2014 Incentive Stock Plan based on director elections to receive some or all of their director fees in stock, which will be fully vested upon grant but under Rule 144 of the Securities Act of 1933, as amended, will be subject to certain transfer restrictions for one year. The following directors elected to receive the following amounts of their director fees for service during 2020 in shares of Pinnacle common stock: Ms. Burnette - $3,150; Mr. Burton - $9,650; Mr. Dalton - $7,975; Mr. Johnson - $4,875; Mr. Payne - $2,367; and Mr. Watts - $4,365.

(3)    The amount in this column includes the compensation paid to Mr. Merricks during 2020 as an employee of First National Bank.

(4)    The compensation for Messrs. Davis, Foster, King, Merricks, and Dr. Payne includes only fees paid during 2020 after the merger with Virginia Bank Bankshares, Inc. closed and these individuals became directors of Pinnacle and First National Bank.

(5)    Mr. John L. Foster resigned from the Board effective December 31, 2020.  Mr. Thomas F. Hall resigned from the Board effective February 28, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information as of March 23, 2021, concerning the number and percentage of shares of Pinnacle common stock beneficially owned by each of Pinnacle’s directors and executive officers, and by Pinnacle’s directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares, and none of such shares is pledged as security. Percentage ownership is calculated based on 2,158,379 outstanding shares of Pinnacle common stock as of March 23, 2021.

			Ownership as a
	Amount and Nature of		Percentage of
Name	Beneficial Ownership (1)		Common Stock Outstanding
Elton W. Blackstock, Jr.	5,003		*
Thomas R. Burnett, Jr.	7,525	(2)	*
Connie C. Burnette	474		*
James E. Burton, IV	13,120	(3)	*
Judson H. Dalton	2,371		*
George W. Davis, III	206		*
Robert L. Finch, Jr.	4,886	(4)	*
Aubrey H. (Todd) Hall, III	21,567	(5)	1.00%
Dr. Robert L. Johnson, II	1,421		*
L. Frank King, Jr.	6,810	(6)	*
Bryan M. Lemley	6,017	(7)	*
Donald W. Merricks	2,136	(8)	*
A. Patricia Merryman	3,801		*
Dr. Albert L. Payne	3,829	(9)	*
Carroll E. Shelton	19,143	(10)	*
C. Bryan Stott	11,087	(11)	*
Michael E. Watson	4,864	(12)	*
James O. Watts IV, Esq.	709		*
All directors and executive officers as a group (18 persons)	114,969		5.33%

*Less than 1.0%, based on 2,158,379 total outstanding shares as of March 23, 2021.

(1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(2)Includes 1,875 shares that are restricted as to sale or other transfer prior to vesting.

(3)Excludes 978 shares held solely by spouse.

(4)Includes 1,548 shares held jointly with spouse.

(5)Includes 3,780 shares that are restricted as to sale or other transfer prior to vesting.

(6)Includes 6,452 shares held jointly with spouse.

(7)Includes 1,800 shares that are restricted as to sale or other transfer prior to vesting.

(8)Includes 994 shares held jointly with spouse.

(9)Includes 3,156 shares held jointly with spouse.

(10)Includes 7,810 shares held jointly with spouse.

(11)Includes 3,748 shares held jointly with spouse.

(12)Includes 4,322 shares held jointly with spouse.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 23, 2021, concerning the number and percentage of shares of Pinnacle common stock beneficially owned by each beneficial owner known to Pinnacle to own more than 5.0% of Pinnacle’s common stock, based on currently available Schedules 13D and 13G and amendments thereto filed with the SEC and other information available to Pinnacle. Percentage ownership is calculated based on 2,158,379 outstanding shares of Pinnacle common stock as of March 23, 2021.

Name	Amount and Nature of Beneficial Ownership	Ownership as a Percentage of Common Stock Outstanding
Tontine Financial Partners, L.P.	125,574(1)	5.82%
c/o Tontine Management L.L.C.
1 Sound Shore Drive, Suite 304,
Greenwich, CT 06830

(1)

Based on Schedule 13G filed with the SEC on February 11, 2021, Tontine Financial Partners, L.P., its general partner Tontine Management, L.L.C. and its managing member Jeffrey L. Gendell share voting and investment power with respect to these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which equity securities of Pinnacle are authorized for issuance.

Equity Compensation Plan Information
Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	10,375 (1)	$15.70	81,324 (2)
Equity compensation plans not approved by shareholders	—	—	—
Total	10,375	$15.70	81,324
(1)	Reflects shares to be issued pursuant to outstanding stock options granted under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan.
(2)

Reflects shares available to be granted in the form of stock options, tandem or stand-alone stock appreciation rights, restricted stock, restricted stock units and unrestricted stock under Pinnacle Bankshares Corporation 2014 Incentive Stock Plan..

Item 13.Certain Relationships and Related Transactions, and Director Independence

The business and affairs of Pinnacle are managed under the direction of the Board in accordance with the Virginia Stock Corporation Act and Pinnacle’s articles of incorporation and bylaws. Directors are kept informed of Pinnacle’s business through discussions with the Chief Executive Officer, Chief Financial Officer and other officers, by reviewing materials provided to them and by participating in meetings of Pinnacle’s board of directors and its committees.

Board Leadership Structure and Risk Oversight.

Leadership Structure. The Board recognizes that different board leadership structures may be appropriate for entities with different histories and cultures, as well as entities with varying sizes and performance characteristics. The Board believes that the current needs of Pinnacle, First National Bank and the Board are best served by having the chief executive officer and chairman of the board positions held by separate individuals. Since 2010, these positions have been split. Pinnacle has also established a Vice Chairman position. The Board believes this structure is most appropriate for Pinnacle as it allows Pinnacle’s Chief Executive Officer to focus on the day-to-day direction of Pinnacle in furtherance of the long-term strategy established by the Board, while the Chairman of the Board is able to provide strategic guidance to Pinnacle’s Chief Executive Officer, participate in shareholder engagement and give input to the agenda for and preside over the Board’s meetings. The Vice Chairman assists the Chairman with his duties.

James E. Burton, IV, serves as Chairman of the Board. Mr. Burton brings to the Board experience in executive management with insights into corporate finance and risk management, extensive knowledge of the communities served by Pinnacle and provides leadership and consensus-building skills to guide the Board, which we believe makes him the best qualified director to serve as Chairman.

Donald W. Merricks serves as Vice Chairman of the Board and assumed the position upon the closing of the merger with Virginia Bank. We believe Mr. Merricks’ involvement in the community, prior banking experience, as well as his experience owning a small business and serving in the General Assembly of Virginia provides the Board valuable insight regarding market conditions in the footprint of First National Bank.

Risk Oversight. The Board is responsible for consideration and oversight of risks facing Pinnacle, and is responsible for ensuring that material risks are identified and managed appropriately. The Risk Management Committee and the Audit Committee meets quarterly with management in order to review Pinnacle’s major financial risk exposures and reviews the steps management is taking to monitor and control such exposures. Directors also serve on various committees that focus on major areas of risk for Pinnacle and First National Bank that include but are not limited to loans, investments, technology and compensation. Directors discuss risk and risk mitigation strategies with management within these committees. All risk oversight discussions are included in committee reports to the full Board.

Director Independence

The Board has determined that directors Blackstock, Burnette, Burton, Dalton, Davis, Finch, Johnson, King, Merryman, Payne, Shelton, Stott, Watson and Watts are independent under the listing standards of the NASDAQ Stock Market.  The Board had also previously determined that former directors John L. Foster and Thomas F. Hall, who resigned from the Board on December 31, 2020 and February 28, 2021, respectively, were also independent under the listing standards of the NASDAQ Stock Market.

The members of the Board also constitute the members of the Board of First National Bank. The Board conducts its business through meetings of Pinnacle’s board of directors and through the committees described below. Pinnacle became the holding company for First National Bank in May 1997, and historically, the committees made recommendations to the Board regarding the audit, compensation and nominating functions.  The Board currently has four committees:  The Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Management Committee.

During calendar year 2020, the Board held 13 meetings and First National Bank’s board of directors held 13 meetings. No director attended fewer than 75% of the total meetings of the Board and the committees on which he or she served during this period.

Pinnacle has not adopted a formal policy on directors’ attendance at annual meetings of shareholders, although all directors are encouraged to attend. All directors except for three attended the 2020 annual meeting of shareholders.

Board Committees and Attendance.

Audit Committee. The Audit Committee monitors the integrity of Pinnacle’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; appoints, compensates and oversees the work of Pinnacle’s independent auditors and internal auditing department; pre-approves all auditing and permissible non-auditing services; provides an avenue for communication and disagreement resolution among the independent auditors and internal auditing department and the Board; reviews areas of potential significant financial risk to Pinnacle; reports to the Board any significant areas of risk or recommendations to improve the policies, procedures and practices of Pinnacle; and evaluates complaints received by Pinnacle regarding accounting, internal controls and auditing for appropriate treatment. The current members of the Audit Committee are Messrs. Johnson (Chairman), Blackstock, Burton, Davis and Watson, and they met four times in 2020. The Board has determined that all of the members of the Audit Committee who served during 2020 were, and all of the current members are, independent for audit committee purposes under the listing standards of the NASDAQ Stock Market and applicable SEC regulations. The Board has also determined that Mr. Watson qualifies as the Audit Committee’s financial expert. The Audit Committee operates pursuant to a written charter, which is available on First National Bank’s website at www.1stnatbk.com under “Investor Relations/Corporate Information/Governance Documents.”

Compensation Committee. The Compensation Committee oversees the administration of Pinnacle’s compensation and benefit programs and reviews and determines the compensation of Pinnacle’s Chief Executive Officer, subject to approval by the Board, and other senior management. The Compensation Committee also approves all grants and awards made under Pinnacle’s 2014 Incentive Stock Plan, subject to approval by the Board. The Compensation Committee also makes recommendations as to the employment of officers of First National Bank. The current members of the Compensation Committee are Messrs. Stott (Chairman), Burton, Dalton, Davis, Shelton, and Watson and Mses. Burnette and Merryman. The Compensation Committee met five times in 2020. The Board has determined that all of the members of the Compensation Committee who served during 2020 were, and all of the current members are, independent for compensation committee purposes under the listing standards of the NASDAQ Stock Market. The Compensation Committee operates pursuant to a written charter, which is available on First National Bank’s website at www.1stnatbk.com under “Investor Relations/Corporate Information/Governance Documents.”

Nominating Committee. The Nominating Committee’s duties include consideration of candidates for election to the Board. At this time, the Nominating Committee does not have a formal written charter. The Nominating Committee makes a recommendation to the Board concerning candidates for any vacancy that may occur and the entire Board then determines which candidate(s) should be nominated for the shareholders’ approval. The current members of the Nominating Committee are Ms. Merryman (Chairman) and Ms. Burnette and Messrs. Burton, Dalton, Davis, Aubrey H. Hall, III, Merricks and Watts. The Nominating Committee met three times in 2020. The Board has determined that all of the members of the Nominating Committee who served during 2020 were, and all of the current members are, independent for nominating committee purposes under the listing standards of the NASDAQ Stock Market, except for Mr. Aubrey H. Hall, III and Mr. Merricks.

The Nominating Committee may identify director nominees through a combination of referrals, including by management, existing directors and shareholders, and direct solicitations, where warranted. Once a candidate has been identified, the Nominating Committee reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the committee believes it to be appropriate, the Nominating Committee members may meet with the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire Board to stand for election to the Board.

Risk Management Committee.  The Risk Management Committee was formed in December of 2020.  The purpose of the Risk Management Committee is to assist the Board in overseeing the Company’s management of financial, operational, information technology (including cyber risk), credit, market, capital, liquidity, reputation, strategic, legal, compliance, model and other risks; and to oversee and assess the Company’s enterprise risk management profile and framework. The current members of the Risk Management Committee are Messrs. Watson (Chairman), Blackstock, Burton, Aubrey H. Hall, III, Johnson and Merricks. The Risk Management Committee met one time in 2020.

Certain Relationships and Related Transactions

First National Bank grants loans and letters of credit to its officers, directors, principal shareholders and their associates. As of December 31, 2020, borrowing by all policy-making officers, directors and principal shareholders and their associates amounted to $1,369,000, or 2.26% of total year-end capital. The maximum aggregate amount of such indebtedness since January 1, 2020 was $1,369,000, or 2.26% of total year-end capital. These loans were made in the ordinary course of First National Bank’s business, and in the opinion of management of First National Bank, all such loans and commitments for loans were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with persons not related to First National Bank and do not involve more than a normal risk of collectability or present other unfavorable features. First National Bank expects to have in the future similar banking transactions with its officers, directors, principal shareholders and their associates.

On August 23, 2007, First National Bank entered into a lease of its Amherst branch facility with S. Main, L.L.C. (the “Lease”), of which a former Pinnacle director, Thomas F. Hall, has a 50% ownership interest. The original term of the Lease is twenty years and may be renewed at First National Bank’s option for two additional terms of five years each. During the fiscal years ended December 31, 2020 and 2019, respectively, First National Bank’s aggregate rental payments under the Lease were approximately $161,407 and $152,271. For the fiscal year ending December 31, 2021, Pinnacle expects the aggregate rental payments under the Lease to be $164,452.

Item 14.Principal Accounting Fees and Services

Principal Accountant

The Audit Committee has selected the firm of Cherry Bekaert LLP as Pinnacle’s independent registered public accounting firm to audit the books of the consolidated company for the current year, to report on the consolidated statement of financial position and related statement of earnings of Pinnacle, and to perform such other appropriate accounting services as may be required by the Audit Committee. Cherry Bekaert LLP audited the books of the consolidated company for 2020.

Principal Accountant Fees

The following table presents fees for professional audit services rendered by Cherry Bekaert LLP for the audit of Pinnacle’s annual financial statements for the years ended December 31, 2020 and December 31, 2019 and fees billed for other services rendered by Cherry Bekaert LLP during those periods.

Year Ended December 31,	2020	2019
(In thousands)
Audit Fees (1)	$148,079	$67,000
Audit Related Fees	-	5,025
Tax Fees	-	-
All Other Fees	-	-
Total	$148,079	$72,025

(1)

Audit fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with its audit of our consolidated financial statements, audits required in connection with property acquisitions, and certain additional services associated with our public equity offerings, including reviewing registration statements and the issuance of comfort letters and consents.

All such audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Cherry Bekaert LLP was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

Pre-Approval Policies

The Audit Committee reviews and pre-approves all auditing services and permitted non-audit services performed by Pinnacle’s independent auditors, as well as corresponding fees. The Audit Committee may form and delegate authority to, when appropriate, subcommittees consisting of one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

3.2	Amended and Restated Bylaws of Pinnacle Bankshares Corporation, effective October 30, 2020.

4.1

Specimen certificate of Pinnacle Bankshares Corporation common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Pinnacle’s Current Report on Form 8-K filed on September 18, 2020).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pinnacle’s Current Report on Form 8-K filed on September 18, 2020).

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

10.4*

Base Salaries of Executive Officers of Pinnacle Bankshares Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

10.5*

Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2014 Incentive Stock Plan (for awards granted beginning 2020) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on August 18, 2020).

10.6*

Annual Compensation of Directors of Pinnacle Bankshares Corporation and First National Bank (incorporated by reference to Exhibit 10.3 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.7*

VBA Director’s Deferred Compensation Plan for Pinnacle Bankshares Corporation, effective December 1, 1997 (incorporated by reference to Exhibit 10.3 to Pinnacle’s annual report on Form 10-KSB filed on March 25, 2003).

10.8*	Pinnacle Bankshares Corporation 2004 Incentive Stock Plan, as amended December 20, 2012 (incorporated by reference to Exhibit 10.4 to Pinnacle’s annual report on Form 10-K filed March 27, 2013).

10.9*

Change in Control Agreement between Pinnacle Bankshares Corporation and Aubrey H. Hall, III, effective January 1, 2017 (incorporated by reference to Exhibit 10.5 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.10*

Change in Control Agreement between Pinnacle Bankshares Corporation and Bryan M. Lemley, effective January 1, 2017 (incorporated by reference to Exhibit 10.6 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.11*

Change in Control Agreement between Pinnacle Bankshares Corporation and Thomas R. Burnett, Jr., effective July 1, 2017 (incorporated by reference to Exhibit 10.7 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.12*

Form of Incentive Stock Option Agreement with Tandem Stock Appreciation Right under Pinnacle Bankshares Corporation 2004 Incentive Stock Plan (for awards granted in 2014) (incorporated by reference to Exhibit 10.8 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.13*

Pinnacle Bankshares Corporation 2014 Incentive Stock Plan, effective April 8, 2014 (incorporated by reference to Exhibit 10.9 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

10.14*

Form of Restricted Stock Agreement under Pinnacle Bankshares Corporation 2014 Incentive Stock Plan (for awards granted beginning 2019) (incorporated by reference to Exhibit 10.10 to Pinnacle’s Registration Statement on Form S-4 (333-239666) filed on July 2, 2020).

21.1	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract

Item 16.Form 10–K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANKSHARES CORPORATION
(Registrant)

Date:	March 30, 2021	By:	/s/ Aubrey H. Hall, III
Aubrey H. Hall, III
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ James E. Burton, IV	Director, Chairman	March 30, 2021
James E. Burton, IV

/S/ Aubrey H. Hall, III	President, Chief Executive Officer and Director	March 30, 2021
Aubrey H. Hall, III	(Principal Executive Officer)

/S/ Elton W. Blackstock, Jr.	Director	March 30, 2021
Elton W. Blackstock, Jr.

/S/ Connie C. Burnette	Director	March 30, 2021
Connie C. Burnette

/S/ Judson H. Dalton	Director	March 30, 2021
Judson H. Dalton

/S/ George W. Davis, III	Director	March 30, 2021
George W. Davis, III

/S/ Robert L. Finch, Jr.	Director	March 30, 2021
Robert L. Finch, Jr.

/S/ Robert L. Johnson, II	Director	March 30, 2021
Robert L. Johnson, II

/S/ L. Frank King, R.	Director	March 30, 2021
L. Frank King, Jr.

/S/ Bryan M. Lemley	Secretary, Treasurer and Chief Financial Officer	March 30, 2021
Bryan M. Lemley	(Principal Financial and Accounting Officer)
/S/ Donald W. Merricks	Director	March 30, 2021
Donald W. Merricks

/S/ A. Patricia Merryman	Director	March 30, 2021
A. Patricia Merryman

/S/ Albert L, Payne	Director	March 30, 2021
Albert L, Payne

/S/ Carroll E, Shelton	Director	March 30, 2021
Carroll E, Shelton

/S/ C. Bryan Stott	Director	March 30, 2021
C. Bryan Stott

/S/ Michael E. Watson	Director	March 30, 2021
Michael E. Watson

/S/ James O. Watts, IV	Director	March 30, 2021
James O. Watts, IV

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, Pinnacle has not sent any annual reports or proxy materials to its stockholders.  Pinnacle intends to deliver to its stockholders its annual report to stockholders for the fiscal year ended December 31, 2020, and its proxy materials for the 2021 annual meeting of stockholders subsequent to the filing of this Annual Report on Form 10-K.  Pinnacle will furnish copies of the annual report and the proxy materials to the SEC when it delivers such materials to its stockholders.  The proxy materials for Pinnacle’s 2020 annual meeting of stockholders were included with in the joint proxy statement/prospectus that Pinnacle filed with the SEC pursuant to Rule 424b3 (Registration No. 333-239666) on September 8, 2020.